Form 10-Q
period 1998-06-30
CONRAD INDUSTRIES INC
filed 1998-08-14
CIK 1059167

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 1998

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        Commission File Number 000-24263

                            CONRAD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             72-1416999
    (State of other jurisdiction of            (I.R.S. Employer
     incorporation or organization)              Identification No.)

              1501 FRONT STREET
              P.O. BOX 790
              MORGAN CITY, LOUISIANA                    70381
     (Address of principal executive offices)        (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (504) 384-3060
                        ______________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                               ---    ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of August 10, 1998, 7,325,000 shares of the registrant's Common Stock were outstanding.

================================================================================

                                   FORM 10-Q
                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES
                               Table of Contents


                                                                          Page
                                                                          ----
Part I.  Financial Information

    Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997............................    4

        Consolidated Statements of Operations
         Three and Six Months Ended June 30, 1998 and 1997..............    5

        Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997........................    6

        Notes to the Consolidated Financial Statements..................    7

    Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................   11

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K............................   19

Signature...............................................................   20

FORWARD-LOOKING-STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein other than statements of historical fact are forward-looking statements. When used in this Form 10-Q, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the Company's reliance on cyclical industries, the Company's reliance on principal customers and government contracts, the Company's ability to perform contracts at costs consistent with estimated costs utilized in bidding for the projects covered by such contracts, variations in quarterly revenues and earnings resulting from the percentage of completion accounting method, the possible termination of contracts included in the Company's backlog at the option of customers, operating risks, competition for marine vessel contracts, the Company's ability to retain key management personnel and to continue to attract and retain skilled workers, state and federal regulations, the availability and cost of capital, and general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                        JUNE 30,    DECEMBER 31,
ASSETS                                                    1998          1997

CURRENT ASSETS:
 Cash and cash equivalents                              $ 3,851       $ 7,551
 Accounts receivable, net                                 4,331         4,467
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                       4,202         2,499
 Inventories                                                248           139
 Other current assets                                     1,216           638
                                                         ------        ------
        Total current assets                             13,848        15,294

PROPERTY, PLANT AND EQUIPMENT, net                       18,674        18,304

COST IN EXCESS OF NET ASSETS ACQUIRED                    14,904        15,294

OTHER ASSETS                                                323            53
                                                         ------        ------
TOTAL ASSETS                                            $47,749       $48,945
                                                         ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                       $ 1,888       $ 1,997
 Accrued employee costs                                     572           448
 Accrued expenses                                         1,291           725
 Current maturities of long-term debt                     3,027         1,801
 Billing in excess of costs and estimated
  earnings on uncompleted contracts                         382         2,563
 Revolving credit facility                                   --            --
                                                         ------        ------
        Total current liabilities                         7,160         7,534

LONG-TERM DEBT, less current maturities                   9,968        23,537

DEFERRED INCOME TAXES                                     3,211         2,595
                                                         ------        ------
        Total liabilities                                20,339        33,666
                                                         ------        ------
COMMITMENTS AND CONTINGENCIES (Note 4)                       --            --

STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 20,000,000 shares
  authorized, 7,200,000 shares outstanding in
  1998 and 4,660,486 shares outstanding in 1997              72            47
 Additional paid-in capital                              30,391           156
 Unearned stock compensation                             (3,957)           --
 Retained earnings                                          904        15,076
                                                         ------        ------
        Total stockholders' equity                       27,410        15,279
                                                         ------        ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $47,749       $48,945
                                                         ======        ======


See notes to unaudited consolidated financial statements.


CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                           JUNE 30,                 JUNE 30,
                                                                      -------------------     -------------------
                                                                        1998       1997         1998       1997
REVENUE                                                               $12,418    $ 5,005      $23,987     $10,551

COST OF REVENUE                                                         8,669      3,475       16,809       7,285
                                                                      -------    -------      -------     -------
GROSS PROFIT                                                            3,749      1,530        7,178       3,266

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                                  885        523        1,773       1,016

EXECUTIVE COMPENSATION EXPENSE                                            359         --        4,675          --
                                                                      -------    -------      -------     -------
INCOME FROM OPERATIONS                                                  2,505      1,007          730       2,250

INTEREST EXPENSE                                                         (502)        (7)      (1,005)        (18)

OTHER INCOME                                                               86         28          179          28
                                                                      -------    -------      -------     -------
INCOME (LOSS) BEFORE INCOME TAXES                                       2,089      1,028          (96)      2,260

PROVISION FOR INCOME TAXES                                                410         --          703          --

PROVISION FOR CUMULATIVE DEFERRED TAXES                                   675         --          675          --
                                                                      -------    -------      -------     -------
NET INCOME (LOSS)                                                     $ 1,004    $ 1,028      $(1,474)    $ 2,260
                                                                      =======    =======      =======     =======
Net income (loss) per common share:
 Basic and diluted                                                    $  0.18    $  0.22      $ (0.29)    $  0.48
                                                                      =======    =======      =======     =======
Weighted average common shares
 outstanding:
   Basic and diluted                                                    5,662      4,660        5,167       4,660
                                                                      =======    =======      =======     =======
Pro forma data (Note 3):
 Income (loss) before income taxes reported above                     $ 2,089    $ 1,028      $   (96)    $ 2,260
 Pro forma provision for income taxes                                   1,009        380        1,427         836
                                                                      -------    -------      -------     -------
 Pro forma net income (loss)                                          $ 1,080    $   648      $(1,523)    $ 1,424
                                                                      =======    =======      =======     =======
 Pro forma net income (loss) per share                                $  0.17    $  0.12      $ (0.25)    $  0.26
                                                                      =======    =======      =======     =======
 Common and equivalent shares outstanding                               6,367      5,577        5,977       5,577
                                                                      =======    =======      =======     =======

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                               1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $ (1,474)  $ 2,260
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                              1,108       422
    Deferred income tax expense                                  589        --
    Executive compensation expense                             4,675        --
    Changes in assets and liabilities:
     Accounts receivable                                         136       (52)
     Net change in billings related to cost and
      estimated earnings on uncompleted contracts             (3,884)     (964)
     Inventory and other assets                                 (966)     (107)
     Accounts payable and accrued expenses                       608      (269)
                                                            --------   -------
        Net cash provided by operating activities                792     1,290
                                                            --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment                 (1,485)     (223)
                                                            --------   -------
        Net cash used in investing activities                 (1,485)     (223)
                                                            --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                               10,687        --
 Principal repayments of debt                                (23,030)     (867)
 Distributions to stockholders                               (12,292)   (1,557)
 Proceeds from sale of common stock, net                      21,628        --
                                                            --------   -------
        Net cash used in financing activities                 (3,007)   (2,424)
                                                            --------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (3,700)   (1,357)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 7,551     3,209
                                                            --------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  3,851   $ 1,852
                                                            ========   =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid                                              $  1,111   $    18
                                                            ========   =======
 Taxes paid                                                 $    340   $    --
                                                            ========   =======
NONCASH ACTIVITIES:
 Issuance of stock to executives                            $  4,675   $    --
                                                            ========   =======
 Distributions of assets to stockholders                    $    406   $    --
                                                            ========   =======



See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the "Company"). In the opinion of the management of the Company, the interim financial statements included herein have been prepared in accordance with generally accepted accounting principles and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim financial statements. These interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 1997, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-49773), as declared effective by the Securities and Exchange Commission on June 10, 1998.

   The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

   The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding, Company, Inc. ("Orange Shipbuilding"). The shareholders of Conrad entered into an exchange agreement pursuant to which they have exchanged their shares of common stock of Conrad for shares of Common Stock of the Company (the "Reorganization"). In accordance with the terms of the Exchange Agreement, the shareholders of Conrad received a number of shares of Common Stock in direct proportion to their relative shareholdings in Conrad. As a result of the Reorganization, the Company is a holding company whose only assets consist of all of the outstanding shares of capital stock of Conrad. Conrad continues to own all of the outstanding stock of Orange Shipbuilding.

   On December 12, 1997, Conrad acquired all of the outstanding shares of Orange Shipbuilding for $25,817,000. The acquisition has been accounted for by the purchase method. Accordingly, the operations of Orange Shipbuilding are included in the Company's operations for the three-month and six-month periods ended June 30, 1998. The acquisition was funded with a $25.0 million short-term promissory note and existing cash.

   Subsequent to December 31, 1997, Conrad refinanced the $25.0 million promissory note into a term loan. The term loan bears interest at LIBOR rate plus 2.0% until September 18, 1998. Conrad will then have the option to convert the interest rate to either the lender's prime rate less 0.5% or LIBOR rate plus 2.0%. Interest only is payable until May 1998. Thereafter, the term loan will be payable in seventy monthly principal payments of $209,000 plus interest with a final payment due in April 2004.

   Prior to the Reorganization and the completion of its initial public offering, Conrad made an election to terminate their S corporation status and became subject to federal and state income tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record a one-time charge to earnings a deferred tax liability of $675,000 in the second quarter of 1998. Prior to the completion of the Offering, Conrad made a $10.0 million distribution to its stockholders, which represented undistributed earnings of Conrad, estimated through the date of the termination of the S corporation status, on which Conrad's current stockholders have incurred federal and state income taxes. The distribution was funded with borrowings under a $10.0 million revolving credit facility. The facility bears interest on the same terms as the term loan referred to above and matures on April 30, 1999.

   On June 15, 1998, the Company completed its initial public offering (the "Offering") in which it sold 2.0 million shares of common stock, increasing the total shares outstanding to 7.2 million. The Company received net proceeds from the Offering of $22.3 million. The net proceeds were used to repay $12.3 million of indebtedness under the term loan and $10.0 million of indebtedness under the revolving credit facility.

   On July 13, 1998, the underwriters of the Offering exercised 125,000 shares of common stock of their over-allotment option. The net proceeds from the over-allotment exercise of $1,395,000 were used to repay indebtedness on the term loan.


2. RECEIVABLES

   Receivables consisted of the following at June 30, 1998 and December 31, 1997 (in thousands):

                                                         1998      1997
                                                       -------    ------
     U.S. Government:
       Amounts billed                                  $ 2,213    $   26
       Unbilled costs and estimated earnings on
        uncompleted contracts                            1,529       542
                                                        ------     -----

                                                         3,742       568

     Commercial:
       Amounts billed                                    2,118     4,441
       Unbilled costs and estimated earnings on
        uncompleted contracts                            2,673     1,957
                                                        ------     -----

     Total                                             $ 8,533    $6,966
                                                        ======     =====


   Included above in amounts billed is an allowance for doubtful accounts of $11,000 and $16,000 at June 30, 1998 and December 31, 1997, respectively. During 1998 and 1997 there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at June 30, 1998, substantially all is expected to be collected within the next twelve months.

   Information with respect to uncompleted contracts as of June 30, 1998 and December 31, 1997 is as follows (in thousands):


                                                         1998      1997
                                                      --------  --------
      Costs incurred on uncompleted contracts         $ 18,747  $ 11,040
      Estimated earnings                                 7,850     4,633
                                                       -------   -------
                                                        26,597    15,673
      Less billings to date                             22,777    15,737
                                                       -------   -------
                                                      $  3,820  $    (64)
                                                       =======   =======

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                       1998        1997
                                                      -------     -------
     Costs and estimated earnings in excess of
      billings on uncompleted contracts               $ 4,202     $ 2,499
     Billings in excess of cost and estimated
      earnings on uncompleted contracts                   382       2,563
                                                      -------     -------
     Total                                            $ 3,820     $   (64)
                                                      =======     =======
3. INCOME PER SHARE

   In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share and weighted average share amounts for all prior periods presented have been restated to conform to the requirements of SFAS
   128. The number of weighted average shares outstanding for "basic" and "diluted" income per share was 5,661,538 and 4,660,486 for the three months ended June 30, 1998 and 1997, respectively and 5,166,758 and 4,660,486 for the six months ended June 30, 1998 and 1997, respectively.

   Proforma net income per share consists of the Company's historical income as an S corporation, adjusted for income taxes that would have been recorded had the Company operated as a C corporation and excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision. This amount is divided by the weighted average shares of common stock outstanding which are increased to reflect sufficient additional shares to pay the $10.0 million distribution of estimated undistributed earnings to shareholders (916,591 shares). All such additional shares are based on the offering price of $12.00 per share, net of offering expenses.

4. COMMITMENTS AND CONTINGENCIES

   At June 30, 1998, the Company had outstanding a contract performance bond issued by a third party in the amount of $3,660,000.

   The Company has employment agreements with certain of its executive officers which generally provide for an initial term of three years and minimum annual total compensation of $851,000.

   The Company is a party to various legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's financial statements.

5. NEW ACCOUNTING PRONOUNCEMENTS

   During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehensive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt both standards for its fiscal year ending December 31, 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on the presentation of the Company's financial statements, but may require additional disclosure.

   In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosures requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company is required to adopt this standard for its fiscal year ending December 31, 1998. Management believes that the implementation of SFAS 132 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of Conrad Industries, Inc. (the "Company") Registration Statement on Form S-1 (Registration No. 333-49773), as declared effective by the Securities and Exchange Commission on June 10, 1998.

OVERVIEW

The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding, Co., Inc. ("Orange Shipbuilding"). The shareholders of Conrad entered into an exchange agreement pursuant to which they have exchanged their shares of common stock of Conrad for shares of Common Stock of the Company (the "Reorganization"). In accordance with the terms of the Exchange Agreement, the shareholders of Conrad received a number of shares of Common Stock in direct proportion to their relative shareholdings in Conrad. As a result of the Reorganization, the Company is a holding company whose only assets consist of all of the outstanding shares of capital stock of Conrad. Conrad continues to own all of the outstanding stock of Orange Shipbuilding.

Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana, and specializes in the construction, conversion and repair of large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats and offshore tug boats. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels, including offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and floating, production, storage and offloading vessels ("FPSOs"). In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels.

The Company completed its initial public offering (the "Offering") on June 15, 1998 in which it sold 2.1 million shares of common stock for net proceeds of $23.7 million ($1.4 million was received in July 1998) after underwriting discounts of $1.8 million. The Company used all of the proceeds to repay $10 million of indebtedness under the Company's Revolving Credit Facility and the remaining net proceeds were used to repay $13.7 million of the approximately $25 million of indebtedness under the term loan.

The demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. Demand for the Company's products and services has been favorably impacted recently by increased activity in the offshore oil and gas industry and by determinations by commercial and government customers to construct new vessels to replace older vessels and upgrade the capacity or functionality of existing vessels. In particular, the Company is experiencing significant demand for the construction of lift boats and barges employed in the offshore oil and gas industry and, as a result of the Orange Acquisition, for the fabrication of modular components for offshore drilling rigs and FPSOs. In addition, the Orange Acquisition has enabled the Company to capitalize on the demand for new vessel construction by government customers such as the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers. The age of barges and other vessels operated by the Company's customers has also led to an increase in repair activities.

The Company is engaged in various types of construction under contracts that generally range form one month to 36 months in duration. The Company uses the percentage-of-completion method of accounting and therefore, takes into account the estimated cost; estimated earnings and revenue to date on fixed-price contracts not yet completed. The amount of revenue recognized is equal to the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of cost incurred during the period plus the fee earned.

Most of the contracts entered into by the Company for new vessel construction, whether commercial or governmental, are fixed-price contracts under which the Company retains all cost savings on completed contracts but is liable for all cost overruns. The Company develops its bids for a fixed price project by estimating the amount of labor hours and the cost of materials necessary to complete the project and then bids such projects in order to achieve a sufficient profit margin to justify the allocation of its resources to such project. The company's revenues therefore may fluctuate from period to period based on, among other things, the aggregate amount of materials used in projects during a period and whether the customer provides materials and equipment. For projects in which the customer provides material or equipment, the Company generally charges material handling and warehousing fees, resulting in higher profit margins than for projects in which the Company provides the materials and equipment. The company generally performs conversion and repair services on the basis of cost-plus-fee arrangements pursuant to which the customer pays a negotiated labor rate for labor hours spent on the project as well as the cost of materials plus a margin on materials purchased.

RECENT EVENTS

On December 12, 1997, Conrad acquired all of the outstanding shares of common stock of Orange Shipbuilding, a shipyard located in Orange, Texas, for a cash purchase price and related acquisition cost of $25.8. The cash purchase price and related acquisition cost were funded with $25.0 million of borrowings and the remainder with existing cash. At the purchase date, Orange Shipbuilding had $3.0 million in cash, resulting in a net purchase price of $22.8 million. The Orange Acquisition has been accounted for under the purchase method. The purchase price was allocated based on estimated fair market values at the date of acquisition. This resulted in an excess of purchase price over fair value of assets acquired of approximately $15.3 million, which excess amount will be amortized over 20 years on a straight-line basis. Due to the close proximity of the acquisition date to Conrad's fiscal year end, results of operations subsequent to the acquisition of Orange Shipbuilding are not included in Conrad's operating results for the year ended December 31, 1997. The results of operation of Orange Shipbuilding from the date of acquisition to the end of Conrad's fiscal year were insignificant.

Conrad has operated as an S corporation for federal and state income tax purposes since April 1, 1990. As a result, Conrad was not subject to federal or state income tax until after May 1998, and the entire earnings of Conrad were subject to tax directly at the shareholder level. In May 1998, Conrad's S election was terminated and thereafter Conrad became subject to corporate level income taxation. A one-time deferred tax liability charge to earnings of $675,000 was made during the second quarter of 1998 in connection with the termination of its S Corporation status. Orange Shipbuilding was also taxed as an S corporation from April 1, 1995 to October 1, 1997, when it elected to terminate its S corporation status, and as a result became subject to corporate income taxes for periods commencing on or after such date. Orange Shipbuilding recorded a one time net deferred tax liability of approximately $200,000 in the fourth quarter ended December 31, 1997.

In the past, Conrad made distributions to its shareholders in order to fund their federal and state income tax liabilities that resulted from Conrad's S corporation status. In accordance with this practice, during the first quarter of 1998, Conrad distributed approximately $506,000 to its current shareholders and distributed and additional $1.8 million prior to the effective date of the Offering to fund the shareholders' federal and state income tax liabilities estimated through the date of termination of its S corporation status.

On May 22, 1998, prior to the Reorganization, Conrad made an additional $10 million distribution ("Shareholder Distribution") to its shareholders which amount represents undistributed earnings of Conrad, estimated through the date of the termination of Conrad's S corporation status, on which Conrad's current shareholders have incurred federal and state income taxes. Conrad also made a distribution of certain nonoperating assets with a fair market value of approximately $406,000 to its shareholder prior to the completion of the Offering. The distributions of cash and non-operating assets were made prior to the completion of the Offering, and Conrad funded the Shareholder Distributions with borrowings under its Revolving Credit Facility, which borrowing were repaid with proceeds of the Offering.

In the first quarter of 1998, Conrad issued shares of common stock to William H. Hidalgo, the President and Chief Executive Officer, and Cecil A. Hernandez, the Vice President-Finance and Administration and Chief Financial Officer, in consideration of past services rendered. Fifty percent of the shares of common stock issued to each such executive are subject to forfeiture in the event of the voluntary termination of employment by such executive for other than "good reason" prior to the expiration of the initial three-year term of employment specified in the employment agreement of such executive, provided that such restriction will laps in the event of (i) the termination by the Company of such executive's employment for reasons other than "cause" (as defined) or (ii) the death, disability or retirement (at or after the age of 65) of such executive and will also lapse with respect to 33 1/3% of such restricted shares on each of the first three anniversaries of the completion of the Offering. The shares of common stock of Conrad issued to Mr. Hidalgo and Mr. Hernandez were exchanged, respectively, for 385,695 and

153,819 shares of Common Stock of the Company pursuant to the Reorganization. In connection with the issuance of shares of Conrad common stock, Mr. Hidalgo and Mr. Hernandez, executed promissory notes in the amounts of $239,870 and $97,400, respectively, representing their tax liabilities paid by the Company. These tax notes were repaid in full by Mr. Hidalgo and Mr. Hernandez in July 1998. In connection with the issuance of these shares to Messrs. Hidalgo and Hernandez, the Company estimates it will recognize aggregate compensation expense of $8.6 million, of which $4.3 million was recognized in the first quarter of 1998 and the remainder will be recognized over a three-year vesting period, of which $359,000 was expensed in the second quarter of 1998.

RESULTS OF OPERATIONS

The following table sets forth certain historical data of Conrad and percentage of revenues for the periods presented.


                                             THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------------------------------------------------------------
                                             1998                 1997                   1998                   1997
                                      ------------------    -------------------    --------------------    ------------------
FINANCIAL DATA:                                                          (IN THOUSANDS)
Revenues
  Vessel construction                 $  7,112     57.3%    $  2,467      49.3%    $  14,091       58.7%     $  5,454     51.7%
  Modular component fabrication            832      6.7%           -       0.0%        2,457       10.2%            -      0.0%
  Repair and conversions                 4,474     36.0%       2,538      50.7%        7,439       31.0%        5,097     48.3%
                                      --------              --------                --------                 --------
    Total revenues                      12,418    100.0%       5,005     100.0%       23,987      100.0%       10,551     100.%
                                      --------              --------                --------                 --------
Cost of revenue                          8,669     69.8%       3,475      69.4%       16,809       70.1%        7,285     69.0%
                                      --------              --------                --------                 --------
Gross profit                             3,749     30.2%       1,530      30.6%        7,178       29.9%        3,266     31.0%
S G & A expenses                           885      7.1%         523      10.4%        1,773        7.4%        1,016      9.6%
Non-Cash Executive Compensation            359      2.9%           -       0.0%        4,675       19.5%            -      0.0%
                                      --------              --------                --------                 --------
Income (loss) from operations            2,505     20.2%       1,007      20.1%          730        3.0%        2,250     21.3%
Interest Expense                           502      4.0%           7       0.1%        1,005        4.2%           18      0.2%
Other expenses (income), net               (86)    -0.7%         (28)     -0.6%         (179)      -0.7%          (28)    -0.3%
                                      --------              --------                --------                 --------
Income (loss) before income taxes        2,089     16.8%       1,028      20.5%          (96)      -0.4%        2,260     21.4%
Income taxes                               410      3.3%           -       0.0%          703        2.9%            -      0.0%
Cumulative deferred tax provision          675      5.4%           -       0.0%          675        2.8%            -      0.0%
                                      --------              --------                --------                 --------
Net Income (loss)                     $  1,004      8.1%    $  1,028      20.5%     $ (1,474)      -6.1%     $  2,260     21.4%
                                      ========              ========                ========                 ========

PRO FORMA DATA:
Income before income taxes            $  2,089     16.8%    $  1,028      20.5%     $    (96)      -0.4%     $  2,260     21.4%
Pro forma provision for income taxes     1,009      8.1%         380       7.6%        1,427        5.9%          836      7.9%
                                       -------              --------                --------                 --------
Pro forma net income (loss)           $  1,080      8.7%    $    648      12.9%     $  (1,523)     -6.3%     $  1,424     13.5%
                                       =======              ========                =========                ========

EBITDA (1)                            $  3,422     27.6%    $  1,216      24.3%     $   6,513      27.2%     $  2,672     25.3%
                                       =======              ========                =========                ========

OPERATING DATA:
Labor Hours                                181                    85                      332                     182

(1) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

Three Months and Six Months Ended June 30, 1998 Compared with Three Months and Six Months Ended June 30, 1997

The Company's results of operations for the three and six months ended June 30, 1997 does not include information relative to Orange Shipbuilding and thus only presents Conrad's result of operations for that period.

The Company's revenues for the three months and six months ended June 30, 1998, were $12.4 and $24 million, respectively, an increase of 148.1% and 127.3% compared to $5 million and $10.6 million in revenues for the three months and six months ended June 30, 1997. The increase for the three months was due to a $3.3 million increase in vessel construction and a $832,000 increase in modular component fabrication attributable to the inclusion of the activities of Orange Shipbuilding in the results of operations of the Company for such period, and a $1.3 million increase in vessel construction and a $1.9 increase in repair and conversion revenue at Conrad for such period. The increase for the six months was due to a $6.8 million increase in vessel construction and a $2.5 million increase in modular component fabrication attributable to the inclusion of the activities of Orange Shipbuilding in the results of operations of the Company for such period and a $1.8 million increase in vessel construction and a $2.3 increase in repair and conversion revenue at Conrad for such period.

Gross profit increased $2.2 million, or 145.0%, to $3.7 million (30.2% of revenue) for the three months ended June 30, 1998 as compared to $1.5 million (30.6% of revenue) for the three months ended June 30, 1997. Gross profit increased $3.9 million, or 120.0%, to $7.2 million (29.9% of revenue) for the six months ended June 30, 1998 as compared to $3.3 million (31.0% of revenue) for the six months ended June 30, 1997. The increases were due primarily to the increase in revenue items described above.

Selling, general and administrative expenses increased $362,000 to $885,000 (7.1% of revenue) for the three months ended June 30, 1998 as compared to $523,000 (10.4% of revenue) for the three months ended June 30, 1997 primarily due to $199,000 increase in goodwill and loan cost amortization in connection with the Orange acquisition, $114,000 increase in salary and wages attributable to additional personnel and an increase of $59,000 in legal and accounting fees. Selling, general and administrative expenses increased $757,000 to $1.8 million (7.4% of revenue) for the six months ended June 30, 1998 as compared to $1.0 million (9.6% of revenue) for the six months ended June 30, 1997 primarily due to $397,000 increase in goodwill and loan cost amortization, $201,000 increase in salary and wages and an increase of $90,000 in legal and accounting fees.

Income before income taxes increased $1.1 million to $2.1 million for the three months ended June 30, 1998 as compared to $1.0 million for the three months ended June 30, 1997. This increase resulted primarily from the factors discussed above. Income before income taxes decreased $2.4 million to a loss of $96,000 for the six months ended June 30, 1998 as compared to $2.3 million for the six months ended June 30, 1997 primarily due to the non cash executive compensation charge of $4.7 million (described in "Recent Events") and interest expense of $1.0 million.

The Company had net income of $1.0 million for the three months ended June 30, 1998 compared to $1.0 million for the three months ended June 30, 1997. Net income for the three months was impacted by a one time deferred income tax charge of $675,000 for such period related to the Company's conversion from an S corporation to a C corporation and income tax expense of $410,000 for the period. The Company had a net loss of $1.5 million for the six months ended June 30, 1998 compared to net income of $2.3 million for the six months ended June 30, 1997. The net loss for the six months ended June 30, 1998 was due to the non-cash compensation charge of $4.7 million, interest expense of $1.0 million, the one-time deferred tax provision of $675,000 and income taxes of $703,000. The Company was an S corporation during 1997 and not subject to income taxes at the corporate level.

Pro forma net income increased $432,000 to $1.1 million for the three months ended June 30, 1998 as compared to $648,000 for the three months ended June 30, 1997. This increase resulted primarily form the factors discussed above. Pro forma net income decreased $2.9 million to a loss of $1.5 million for the six months ended June 30, 1998 as compared to pro forma net income of $1.4 million for the six months ended June 30, 1997 primarily due to the non cash executive compensation charge of $4.7 million (described in "Recent Events") and interest expense of $1.0 million. Pro forma net income gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all the periods presented. Pro forma net income excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed the Offering on June 15, 1998 in which it sold 2.1 million shares of common stock for net proceeds of $23.7 million ($ 1.4 million of which was received in July, 1998) after underwriting discounts of $1.8 million. The Company used all of the proceeds to repay $10 million of indebtedness under the Company's Revolving Credit Facility and the remaining net proceeds were used to repay $13.7 million of the approximately $25 million of indebtedness under the term loan.

Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $792,000 for the six months ended June 30, 1998.

The Company net cash used in investing activities of $1.5 million for the six months ended June 30, 1998 was for improvements to facilities and equipment of which approximately $887,000 was for a major improvement to a drydock.

The Company has entered into the Loan Agreement, which specifies the terms of the Term Loan and the Revolving Credit Facility. The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including funding of acquistions. The Revolving Credit Facility bears interest on the same terms as the Term Loan and matures on April 30, 1999. A fee of 0.25% per annum on the unused portion of the credit facility will be charged quarterly. The Company borrowed $10.0 million under the Revolving Credit Facility prior to the Reorganization in order to fund part of the Shareholder Distributions as further described in Recent Events. The $10.0 indebtedness was paid from the proceeds as detailed above and thus the $10 million Revolving Credit Facility remains available for future use. The Loan Agreement contains customary restrictive covenants and financial ratio test, including a current ratio requirement of 1.5 to 1.0, that could limit the Company's use of available capacity under the Revolving Credit Facility. The Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness.

In December 1997, Conrad borrowed $25.0 million on a term loan basis to fund the purchase price of the Orange Acquisition. Interest on the Term Loan accrues at LIBOR plus 2.0% until September 18, 1998, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Company is currently utilizing the LIBOR rate option and the interest rate at June 30, 1998 was 7.68% per annum. The Term Loan required the payment of interest only until May 1998 and thereafter the Term Loan is payable in 70 monthly principal payments of $209,000 plus interest, with a final payment due on April 2004. The Term Loan is secured by substantially all of the Company's assets. The Company repaid $12.3 million, during June 1998, of the outstanding indebtedness under the Term Loan with a portion of the net proceeds of the Offering. The Company additionally commenced principal repayments in June, resulting in a balance due under the Term Loan of $12.5 million at June 30, 1998. The Term Loan was reduced by an additional $1.4 million in July 1998 with additional proceeds of the Offering.

Net cash used in financing activities was $3.0 million. This net decrease was composed of cash provided from borrowings of the Revolving Credit Facility of $10.0 million, borrowings on insurance finance notes of $687,000 and net proceeds from sale of common stock of $21.6 million less cash used in the principal repayment of debt of $23.0 million and distribution of shareholders of $12.3 million.

Management believes that the Company's existing working capital, cash flows from operations and available borrowing under the Revolving Credit Facility will be adequate to meet its working capital needs and planned capital expenditures for property and equipment through 1998. The Company may pursue attractive acquisition opportunities if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

YEAR 2000 COMPLIANCE

The Company has assessed both the cost of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. The Company has determined that its estimated costs related to the Year 2000 issue are not anticipated to be material to the Company's business, operations or financial condition. In addition, the Company is in the process of initiating communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 issues. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company would not have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehensive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt both standards for its fiscal year ending December 31, 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on the presentation of the Company's financial statements, but may require additional disclosure.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosures requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company is required to adopt this standard for its fiscal year ending December 31, 1998. Management believes that the implementation of SFAS 132 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 27    -  Financial Data Schedule

(b)  Reports on Form 8-K

  The Company has not filed any Current Reports on Form 8-K since the Filing of the Company's Final prospectus pursuant to Rule 424(b) in connection with its initial public offering on June 10, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1998

                                    CONRAD INDUSTRIES, INC.

                                    By: /s/ Cecil A. Hernandez
                                       -------------------------------
                                       Cecil A. Hernandez
                                       Senior Vice President and
                                       Chief Financial Officer