Form 10-Q
period 1998-09-30
CONRAD INDUSTRIES INC
filed 1998-11-13
CIK 1059167

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                       COMMISSION FILE NUMBER 000-24263

                            CONRAD INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              72-1416999
    (STATE OF OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)



           1501 FRONT STREET
             P.O. BOX 790
        MORGAN CITY, LOUISIANA                          70381
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 384-3060

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  As of November 12, 1998, 7,077,723 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I. Financial Information
  Item 1. Financial Statements (Unaudited)
    Consolidated Balance Sheets September 30, 1998 and December 31, 1997..   3
    Consolidated Statements of Operations Three and Nine Months Ended
     September 30, 1998 and 1997..........................................   4
    Consolidated Statements of Cash Flows Nine Months Ended September 30,
     1998 and 1997........................................................   5
    Notes to the Consolidated Financial Statements........................   6
  Item 2. Management's Discussion and Analysis of Financial Conditions and
   Results of Operations..................................................   9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K................................  16
Signature.................................................................  17

FORWARD-LOOKING STATEMENTS

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                       ASSETS                        ------------- ------------
CURRENT ASSETS:
  Cash and cash equivalents.........................    $ 2,790      $ 7,551
  Accounts receivable, net..........................      7,379        4,467
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................      4,044        2,499
  Inventories.......................................        254          139
  Other current assets..............................        579          638
                                                        -------      -------
    Total current assets............................     15,046       15,294
PROPERTY, PLANT AND EQUIPMENT, net..................     18,422       18,304
COST IN EXCESS OF NET ASSETS ACQUIRED...............     15,139       15,294
OTHER ASSETS........................................        367           53
                                                        -------      -------
TOTAL ASSETS........................................    $48,974      $48,945
                                                        =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................    $ 1,793      $ 1,997
  Accrued employee costs............................        575          448
  Accrued expenses..................................      2,079          725
  Current maturities of long-term debt..............      2,813        1,801
  Billing in excess of costs and estimated earnings
   on uncompleted contracts.........................        397        2,563
  Revolving credit facility.........................         --           --
                                                        -------      -------
    Total current liabilities.......................      7,657        7,534
LONG-TERM DEBT, less current maturities.............      7,946       23,537
DEFERRED INCOME TAXES...............................      3,249        2,595
                                                        -------      -------
    Total liabilities...............................     18,852       33,666
                                                        -------      -------
COMMITMENTS AND CONTINGENCIES (Note 4)..............         --           --
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,077,723 shares outstanding in 1998
   and 4,660,486 shares outstanding in 1997.........         71           47
  Additional paid-in capital........................     27,830          156
  Retained earnings.................................      2,221       15,076
                                                        -------      -------
    Total stockholders' equity......................     30,122       15,279
                                                        -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........    $48,974      $48,945
                                                        =======      =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                              THREE MONTHS    ENDED SEPTEMBER
                                             SEPTEMBER 30,          30,
                                             ---------------  ----------------
                                              1998     1997    1998     1997
                                             -------  ------  -------  -------
REVENUE..................................... $12,794  $5,903  $36,781  $16,454
COST OF REVENUE.............................   9,710   3,981   26,519   11,266
                                             -------  ------  -------  -------
GROSS PROFIT................................   3,084   1,922   10,262    5,188
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...................................     741     608    2,514    1,625
EXECUTIVE COMPENSATION EXPENSE..............      --      --    4,676       --
                                             -------  ------  -------  -------
INCOME FROM OPERATIONS......................   2,343   1,314    3,072    3,563
INTEREST EXPENSE............................    (222)    (12)  (1,227)     (30)
OTHER INCOME................................      67      64      247       92
                                             -------  ------  -------  -------
INCOME BEFORE INCOME TAXES..................   2,188   1,366    2,092    3,625
PROVISION FOR INCOME TAXES..................     871      --    1,574       --
PROVISION FOR CUMULATIVE DEFERRED TAXES.....      --      --      675       --
                                             -------  ------  -------  -------
NET INCOME (LOSS)........................... $ 1,317  $1,366  $  (157) $ 3,625
                                             =======  ======  =======  =======
Net income (loss) per common share:
  Basic and diluted......................... $  0.18  $ 0.29  $ (0.03) $  0.78
                                             =======  ======  =======  =======
Weighted average common shares outstanding:
  Basic and diluted.........................   7,225   4,660    5,861    4,660
                                             =======  ======  =======  =======
Pro forma data (Note 3):
  Income before income taxes reported above. $ 2,188  $1,366  $ 2,092  $ 3,625
  Pro forma provision for income taxes......     871     505    2,238    1,341
                                             -------  ------  -------  -------
  Pro forma net income (loss)............... $ 1,317  $  861  $  (146) $ 2,284
                                             =======  ======  =======  =======
  Pro forma net income (loss) per share..... $  0.18  $ 0.15  $ (0.02) $  0.41
                                             =======  ======  =======  =======
  Common and equivalent shares outstanding..   7,225   5,577    6,398    5,577
                                             =======  ======  =======  =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................ $    (157) $  3,625
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization..........................     1,678       635
   Deferred income tax expense............................       654        --
   Executive compensation expense.........................     4,676        --
   Changes in assets and liabilities, net of effect of
    acquisition:
    Accounts receivable...................................    (2,912)      439
    Net change in billings related to cost and estimated
     earnings on uncompleted contracts....................    (4,144)   (1,494)
    Inventory and other assets............................      (384)       73
    Accounts payable and accrued expenses.................     1,277      (222)
                                                           ---------  --------
      Net cash provided by operating activities...........       688     3,056
                                                           ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment.............    (1,601)     (374)
                                                           ---------  --------
      Net cash used in investing activities...............    (1,601)     (374)
                                                           ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt...........................    10,687        --
 Principal repayments of debt.............................   (25,266)     (937)
 Distributions to stockholders............................   (12,292)   (2,005)
 Proceeds from sale of common stock, net..................    23,023        --
                                                           ---------  --------
      Net cash used in financing activities...............    (3,848)   (2,942)
                                                           ---------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................    (4,761)     (260)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............     7,551     3,209
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................. $   2,790  $  2,949
                                                           =========  ========
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid............................................ $   1,333  $     30
                                                           =========  ========
 Taxes paid............................................... $     340  $     --
                                                           =========  ========
NONCASH ACTIVITIES:
 Issuance of stock to executives.......................... $   4,676  $     --
                                                           =========  ========
 Distributions of assets to stockholders.................. $     406  $     --
                                                           =========  ========

           See notes to unaudited consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

  The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

  The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The shareholders of Conrad entered into an exchange agreement pursuant to which they have exchanged their shares of common stock of Conrad for shares of common stock of the Company (the "Reorganization"). In accordance with the terms of the Exchange Agreement, the shareholders of Conrad received a number of shares of common stock in direct proportion to their relative shareholdings in Conrad. As a result of the Reorganization, the Company is a holding company whose only assets consist of all the outstanding shares of capital stock of Conrad. Conrad continues to own all of the outstanding stock of Orange Shipbuilding.

  On December 12, 1997, Conrad acquired all of the outstanding shares of Orange Shipbuilding for $25,817,000. The acquisition has been accounted for by the purchase method. Accordingly, the operations of Orange Shipbuilding are included in the Company's operations for the three-month and nine-month periods ended September 30, 1998. The acquisition was funded with a $25.0 million short-term promissory note and existing cash.

  Subsequent to December 31, 1997, Conrad refinanced the $25.0 million promissory note into a term loan. The term loan bears interest at LIBOR rate plus 2.0% until March 18, 1999. Conrad will then have the option to convert the interest rate to either the lender's prime rate less 0.5% or LIBOR rate plus 2.0%. Interest only was payable until May 1998. Thereafter, the term loan is payable in seventy monthly principal payments of $209,000 plus interest with a final payment due in April 2004.

  Prior to the Reorganization and the completion of its initial public offering, Conrad made an election to terminate their S corporation status and became subject to federal and state tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record a one-time charge to earnings a deferred tax liability of $675,000 in the second quarter of 1998. Prior to the completion of the Offering, Conrad made a $10.0 million distribution to its stockholders, which represented undistributed earnings of Conrad, estimated through the date of the termination of the S corporation status, on which Conrad's current stockholders would have incurred federal and state income taxes. The distribution was funded with borrowings under a $10.0 million revolving credit facility. The facility bears interest on the same terms as the term loan referred to above and matures on April 30, 1999.

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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  On July 13, 1998, the underwriters of the Offering exercised 125,000 shares of common stock of their over-allotment option. The net proceeds for the over-allotment exercise of $1,395,000 were used to repay indebtedness on the term loan.

2.RECEIVABLES

  Receivables consisted of the following at September 30, 1998 and December 31, 1997 (in thousands):

                                                                  1998    1997
                                                                 ------- ------
   U.S. Government:
     Amounts billed............................................. $ 2,876 $   26
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................   1,353    542
                                                                 ------- ------
                                                                   4,229    568
   Commercial:
     Amounts billed.............................................   4,503  4,441
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................   2,691  1,957
                                                                 ------- ------
       Total.................................................... $11,423 $6,966
                                                                 ======= ======

  Included above in amounts billed is an allowance for doubtful accounts of $6,000 and $16,000 at September 30, 1998 and December 31, 1997, respectively. During 1998 and 1997 there were no significant transactions recorded in the allowance for doubtful accounts.

  Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at September 30, 1998, substantially all is expected to be collected within the next twelve months.

  Information with respect to uncompleted contracts as of September 30, 1998 and December 31, 1997 is as follows (in thousands):

                                                                1998    1997
                                                               ------- -------
   Costs incurred on uncompleted contracts.................... $24,298 $11,040
   Estimated earnings ........................................   9,155   4,633
                                                               ------- -------
                                                                33,453  15,673
   Less billings to date......................................  29,806  15,737
                                                               ------- -------
                                                               $ 3,647 $   (64)
                                                               ======= =======

  The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                 1998   1997
                                                                ------ ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................... $4,044 $2,499
   Billings in excess of cost and estimated earnings on
    uncompleted contracts......................................    397  2,563
                                                                ------ ------
     Total..................................................... $3,647 $  (64)
                                                                ====== ======

3.INCOME PER SHARE

  In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the replacement of previously reported primary

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share and weighted average share amounts for all prior periods presented have been restated to conform to the requirements of SFAS
128. The number of weighted average shares outstanding for "basic" and "diluted" income per share was 7,225,374 and 4,660,486 for the three months ended September 30, 1998 and 1997, respectively and 5,860,504 and 4,660,486 for the nine months ended September 30, 1998 and 1997, respectively.

  Proforma income per share consists of the Company's historical income as an S corporation, adjusted for income taxes that would have been recorded had the Company operated as a C corporation and excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision. This amount is divided by the weighted average shares of common stock outstanding which are increased to reflect sufficient additional shares to pay the $10.0 million distribution of estimated undistributed earnings to shareholders (916,591 shares). All such additional shares are based on the offering price of $12.00 per share, net of offering expenses.

4.COMMITMENTS AND CONTINGENCIES

  At September 30, 1998, the Company had outstanding a contract performance bond issued by a third party in the amount of $3,660,000.

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

5.NEW ACCOUNTING PRONOUNCEMENTS

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

OVERVIEW

  The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The shareholders of Conrad entered into an exchange agreement pursuant to which they have exchanged their shares of common stock of Conrad for shares of common stock of the Company (the "Reorganization"). In accordance with the terms of the Exchange Agreement, the shareholders of Conrad received a number of shares of common stock in direct proportion to their relative shareholdings in Conrad. As a result of the Reorganization, the Company is a holding company whose only assets consist of all of the outstanding shares of capital stock of Conrad. Conrad continues to own all of the outstanding stock of Orange Shipbuilding.

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

  The Company is engaged in various types of construction under contracts that generally range from one month to 36 months in duration. The Company uses the percentage-of-completion method of accounting and therefore, takes into account the estimated costs, estimated earnings and revenue to date on fixed-price contracts not yet completed. The amount of revenue recognized is equal to the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of cost incurred during the period plus the fee earned.

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

RECENT EVENTS

  On December 12, 1997, Conrad acquired all of the outstanding shares of common stock of Orange Shipbuilding, a shipyard located in Orange, Texas, for a cash purchase price and related acquisition cost of $25.8 million. The cash purchase price and related acquisition cost were funded with $25.0 million of borrowings and the remainder with existing cash. At the purchase date, Orange Shipbuilding had $3.0 million in cash, resulting in a net purchase price of $22.8 million. The Orange Acquisition has been accounted for under the purchase method. The purchase price was allocated based on estimated fair market values at the date of acquisition. This resulted in an excess of purchase price over fair value of assets acquired of approximately $15.7 million, which excess amount will be amortized over 20 years on a straight-line basis. Due to the close proximity of the acquisition date to Conrad's fiscal year end, results of operations subsequent to the acquisition of Orange Shipbuilding are not included in Conrad's operating results for the year ended December 31, 1997. The results of operation of Orange Shipbuilding from the date of acquisition to the end of Conrad's fiscal year were insignificant.

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

  In the past, Conrad made distributions to its shareholders in order to fund their federal and state income tax liabilities that resulted from Conrad's S corporation status. In accordance with this practice, during the first quarter of 1998, Conrad distributed approximately $506,000 to its current shareholders and distributed an additional $1.8 million prior to the effective date of the Offering to fund the shareholders' federal and state income tax liabilities estimated through the date of termination of its S corporation status.

  On May 22, 1998, prior to the Reorganization, Conrad made an additional $10 million distribution ("Shareholder Distribution") to its shareholders which amount represents undistributed earnings of Conrad, estimated through the date of the termination of Conrad's S corporation status, on which Conrad's current shareholders have incurred federal and state income taxes. Conrad also made a distribution of certain nonoperating assets with a fair market value of approximately $406,000 to its shareholders prior to the completion of the Offering. The distributions of cash and non-operating assets were made prior to the completion of the Offering, and Conrad funded the Shareholder Distribution with borrowings under its Revolving Credit Facility, which borrowings were repaid with proceeds of the Offering.

  In the first quarter of 1998, Conrad issued shares of common stock to William H. Hidalgo, the President and Chief Executive Officer, and Cecil A. Hernandez, the Vice President-Finance and Administration and Chief Financial Officer, in consideration of past services rendered. The agreements related to such restricted stock provide that fifty percent of the shares of common stock issued to each such executive would be subject to forfeiture in the event of the voluntary termination of employment by such executive for other than "good reason" prior to the expiration of the initial three-year term of employment specified in the employment agreement of such executive, provided that such restriction would lapse in the event of (i) the termination by the Company of such executive's employment for reasons other than "cause" (as defined) or
(ii) the death, disability or retirement (at or after the age of 65) of such executive and will also lapse with respect to 33 1/3% of such restricted shares on each of the first three anniversaries of the completion of the Offering. The shares of common stock of Conrad issued to Mr. Hidalgo and Mr. Hernandez were exchanged, respectively, for 385,695 and 153,819 shares of Common Stock of the Company pursuant to the Reorganization. In connection with the issuance of shares of Conrad common stock, Mr. Hidalgo and Mr. Hernandez, executed promissory notes in the amounts of $239,870 and $97,400, respectively, representing their tax liabilities paid by the Company. These tax notes were repaid in full by Mr. Hidalgo and Mr. Hernandez in July 1998. In connection with the issuance of these shares to Messrs. Hidalgo and Hernandez, the Company estimated it would recognize aggregate compensation expense of $8.6 million, of which $4.3 million was recognized in the first quarter of 1998 and the remainder was estimated to be recognized over a three-year vesting period, of which $359,000 was expensed in the second quarter of 1998. During the third quarter of 1998 the executives surrendered and the Company cancelled 247,277 of their restricted shares in order to eliminate the recurring compensation expense associated with the lapse of the restrictions. As a result of the cancellation of the shares, the remainder of the estimated compensation expense of $4.0 million will not be recognized in the future. On November 3, 1998, the executives were awarded options to purchase an aggregate of 400,000 shares of Company stock at the market price of the stock on the date of the award.

RESULTS OF OPERATIONS

  The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented.

                              THREE MONTHS ENDED        NINE MONTHS ENDED SEPTEMBER
                                 SEPTEMBER 30,                      30,
                          ----------------------------- ------------------------------
                              1998           1997            1998           1997
                          -------------- -------------- --------------- --------------
FINANCIAL DATA:
Revenues
  Vessel construction...  $8,003   62.6% $2,599   44.0% $22,106   60.1% $8,052   48.9%
  Modular component
   fabrication..........     352    2.7%      0    0.0%   2,809    7.6%      0    0.0%
  Repair and
   conversions..........   4,439   34.7%  3,304   56.0%  11,866   32.3%  8,402   51.1%
                          ------         ------         -------         ------
    Total revenues......  12,794  100.0%  5,903  100.0%  36,781  100.0% 16,454  100.0%
                          ------         ------         -------         ------
Cost of revenue.........   9,710   75.9%  3,981   67.4%  26,519   72.1% 11,266   68.5%
                          ------         ------         -------         ------
Gross profit............   3,084   24.1%  1,922   32.6%  10,262   27.9%  5,188   31.5%
S G & A expenses........     741    5.8%    608   10.3%   2,514    6.8%  1,625    9.9%
Non-Cash Executive
 Compensation...........      --    0.0%     --    0.0%   4,676   12.7%     --    0.0%
                          ------         ------         -------         ------
Income from operations..   2,343   18.3%  1,314   22.3%   3,072    8.4%  3,563   21.7%
Interest Expense........     222    1.7%     12    0.2%   1,227    3.3%     30    0.2%
Other expenses (income),
 net....................     (67)  -0.5%    (64)  -1.1%    (247)  -0.7%    (92)  -0.6%
                          ------         ------         -------         ------
Income before income
 taxes..................   2,188   17.1%  1,366   23.1%   2,092    5.7%  3,625   22.0%
Income taxes............     871    6.8%     --    0.0%   1,574    4.3%     --    0.0%
Cumulative deferred tax
 provision..............      --    0.0%     --    0.0%     675    1.8%     --    0.0%
                          ------         ------         -------         ------
Net Income (loss).......  $1,317   10.3% $1,366   23.1% $  (157)  -0.4% $3,625   22.0%
                          ======         ======         =======         ======
PRO FORMA DATA:
Income before income
 taxes..................  $2,188   17.1% $1,366   23.1% $ 2,092    5.7% $3,625   22.0%
Pro forma provision for
 income taxes...........     871    6.8%    505    8.6%   2,238    6.1%  1,341    8.2%
                          ------         ------         -------         ------
Pro forma net income
 (loss).................  $1,317   10.3% $  861   14.6% $  (146)  -0.4% $2,284   13.9%
                          ======         ======         =======         ======
EBITDA (1)..............  $2,908   22.7% $1,526   25.9% $ 9,426   25.6% $4,198   25.5%
                          ======         ======         =======         ======
OPERATING DATA:
  Labor Hours...........     177            106             509            288

--------
(1) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

 Three Months and Nine Months Ended September 30, 1998 Compared with Three Months and Nine Months Ended September 30, 1997

  The Company's results of operations for the three and nine months ended September 30, 1997 does not include information relative to Orange Shipbuilding and thus only presents Conrad's result of operations for those periods.

  The Company's revenues for the three months and nine months ended September 30, 1998, were $12.8 million and $36.8 million, respectively, an increase of 116.7% and 123.5% compared to $5.9 million and $16.5 million in revenues for the three months and nine months ended September 30, 1997. The increase for the three months was due to a $4.6. million increase in vessel construction and a $352,000 increase in modular component fabrication attributable to the inclusion of the activities of Orange Shipbuilding in the results of operations of the Company for such period, and a $795,000 increase in vessel construction and a $1.1 million increase in repair and conversion revenue at Conrad for such period. The increase for the nine months was due to a $11.4 million increase in vessel construction and a $2.8 million increase in modular component fabrication attributable to the inclusion of the activities of Orange Shipbuilding in the results of operations of the Company for such period and a $2.6 million increase in vessel construction and a $3.5 million increase in repair and conversion revenue at Conrad for such period.

  Gross profit increased $1.2 million, or 60.5%, to $3.1 million (24.1% of revenue) for the three months ended September 30, 1998 as compared to $1.9 million (32.6% of revenue) for the three months ended September 30, 1997. Gross profit increased $5.1 million, or 97.8%, to $10.3 million (27.9% of revenue) for the nine months ended September 30, 1998 as compared to $5.2 million (31.5% of revenue) for the nine months ended September 30, 1997. The increases were due primarily to the increase in revenue items described above. The decrease in gross profit margin percentage was primarily due to an increase in the actual hours incurred to complete various jobs at Orange compared to original estimates. This resulted in increased costs being recognized in the current quarter thus reducing the gross profit for the quarter.

  Selling, general and administrative expenses increased $133,000 to $741,000 (5.8% of revenue) for the three months ended September 30, 1998 as compared to $608,000 (10.3% of revenue) for the three months ended September 30, 1997 primarily due to $204,000 increase in goodwill and loan cost amortization in connection with the Orange acquisition, $97,000 increase in salary and wages attributable to additional personnel and a decrease of $223,000 in bonus expenses due to decision during the third quarter of 1998 not to pay executive bonuses. Selling, general and administrative expenses increased $889,000 to $2.5 million (6.8% of revenue) for the nine months ended September 30, 1998 as compared to $1.6 million (9.9% of revenue) for the nine months ended September 30, 1997 primarily due to $601,000 increase in goodwill and loan cost amortization, $297,000 increase in salary and wages and an increase of $112,000 in legal and accounting fees and a decrease of $211,000 in bonus expense.

  Income before income taxes increased $822,000 to $2.2 million for the three months ended September 30, 1998 as compared to $1.4 million for the three months ended September 30, 1997. This increase resulted primarily from the factors discussed above. Income before income taxes decreased $1.5 million to income of $2.1 million for the nine months ended September 30, 1998 as compared to $3.6 million for the nine months ended September 30, 1997 primarily due to the non cash executive compensation charge of $4.7 million (described in "Recent Events") and interest expense of $1.2 million.

  The Company's had net income of $1.3 million for the three months ended September 30, 1998 compared to $1.4 million for the three months ended September 30, 1997. Net income for the three months was impacted by income tax expense of $871,000 for the period. The Company had a net loss of $157,000 for the nine months ended September 30, 1998 compared to net income of $3.6 million for the nine months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 was due to the non-cash compensation charge of $4.7 million, interest expense of $1.2 million, a one time deferred income tax charge of $675,000 for such period related to the Company's conversion from an S corporation to a C corporation and income taxes of $1.6 million. The Company was an S corporation during 1997 and not subject to income taxes at the corporate level.

  Pro forma net income increased $456,000 to $1.3 million for the three months ended September 30, 1998 as compared to $861,000 for the three months ended September 30, 1997. This increase resulted primarily from the factors discussed above. Pro forma net income decreased $2.4 million to a loss of $146,000 for the nine months ended September 30, 1998 as compared to pro forma net income of $2.3 million for the nine months ended September 30, 1997 primarily due to the non cash executive compensation charge of $4.7 million

(described in "Recent Events") and interest expense of $1.2 million. Pro forma net income gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all the periods presented. Pro forma net income excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

  The Company completed the Offering on June 15, 1998 in which it sold 2.1 million shares of common stock for net proceeds of $23.7 million ($1.4 million of which was received in July, 1998) after underwriting discounts of $1.8 million. The Company used all of the proceeds to repay $10 million of indebtedness under the Company's Revolving Credit Facility and the remaining net proceeds were used to repay $13.7 million of the approximately $25 million of indebtedness under the term loan.

  Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $688,000 for the nine months ended September 30, 1998.

  The Company net cash used in investing activities of $1.6 million for the nine months ended September 30, 1998 was for improvements to facilities and equipment of which approximately $887,000 was for a major improvement to a drydock.

  The Company has entered into the Loan Agreement, which specifies the terms of the Term Loan and the Revolving Credit Facility. The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including funding of acquisitions. The Revolving Credit Facility bears interest on the same terms as the Term Loan and matures on April 30, 1999. A fee of 0.25% per annum on the unused portion of the Revolving Credit Facility will be charged quarterly. The Company borrowed $10.0 million under the Revolving Credit Facility prior to the Reorganization in order to fund part of the Shareholder Distribution as further described in Recent Events. The $10.0 million of indebtedness was paid from the proceeds as detailed above and thus the $10 million Revolving Credit Facility remains available for future use. The Loan Agreement contains customary restrictive covenants and financial ratio test, including a current ratio requirement of 1.5 to 1.0, that could limit the Company's use of available capacity under the Revolving Credit Facility. The Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness.

  In December 1997, Conrad borrowed $25.0 million on a term loan basis to fund the purchase price of the Orange Acquisition. Interest on the Term Loan accrues at LIBOR plus 2.0% until March 18, 1999, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Company is currently utilizing the LIBOR rate option and the interest rate at September 30, 1998 was 7.41% per annum. The Term Loan required the payment of interest only until May 1998 and thereafter the Term Loan is payable in 70 monthly principal payments of $209,000 plus interest, with a final payment due on April 2004. The Term Loan is secured by substantially all of the Company's assets. The Company repaid $12.3 million, during June 1998, of the outstanding indebtedness under the Term Loan with a portion of the net proceeds of the Offering. The Term Loan was reduced by an additional $1.4 million in July 1998 with additional proceeds of the Offering. The Company additionally commenced principal repayments in June, resulting in a balance due under the Term Loan of $10.5 million at September 30, 1998.

  Net cash used in financing activities was $3.8 million. This net decrease was composed of cash provided from borrowings of the Revolving Credit Facility of $10.0 million, borrowings on insurance finance notes of $687,000 and net proceeds from sale of common stock of $23.0 million less cash used in the principal repayment of debt of $25.3 million and distributions to shareholders of $12.3 million prior to the effective date of the Offering.

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

YEAR 2000 COMPLIANCE.

  The Company is in the process of assessing its critical information technology (IT) systems and non-IT systems and is developing and initiating a plan to address deficiencies. The Company believes that it is on schedule to successfully implement the required systems and equipment modifications necessary to make the Company's critical systems Year 2000 compliant by mid-1999.

  The Company's critical IT systems are comprised primarily of a PC based general ledger accounting software package and related application modules, a fixed asset system, payroll system and requisition system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant are being made in conjunction with the Company's planned upgrade cycle, which should be completed prior to December 31, 1998.

  Non-IT systems are comprised primarily of computer controlled equipment and electronic devices, including equipment with embedded microprocessors which are used to operate equipment at the Company's production and repair facilities. Additionally, telephone systems and other office based electronic equipment were considered in the assessment of non-IT systems. With respect to production and repair facilities, the Company's current assessment does not anticipate significant disruption in the operations of its equipment as a result of the Year 2000 problem. The Company plans to conduct testing of its equipment with manufacturers' representatives during the first quarter of 1999 to verify the current assessment. With respect to other office based non-IT systems, the Company's assessment found that it will be necessary to replace or modify some existing equipment, which should be completed by mid-1999.

  The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $25,000, exclusive of software and systems that are being upgraded in the normal business cycle which are currently estimated to cost $15,000. Approximately $2,000 has been spent in modifying and upgrading systems and equipment to date. The costs incurred to date and future costs with respect to Year 2000 compliance are expected to be funded with cash from operations.

  The Company is in the process of initiating communication with most significant suppliers, customers and financial service providers on the Year 2000 issue. This communication will be used to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Although there is currently no indication that these business partners will not achieve their Year 2000 compliance plans, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted. Additionally, there can be no guarantee that the Company will not experience Year 2000 problems. If the Company or its business partners experience Year 2000 compliance problems, the Company could experience business interruption and other adverse business consequences which could have a material adverse impact on the Company's results of operations, liquidity or financial position. The Company believes that the most likely negative effects, if any, could include delays in payments to the Company from customers or payments by the Company to suppliers and disruptions in shipments of equipment and materials required to fabricate the Company's products.

  Based on the Company's current assessment of its IT systems, non-IT systems and business partners, the Company has not, to date, developed a contingency plan for Year 2000 issues. The Company will continue to monitor its decision on contingency planning and such a plan will be developed if and when it is considered prudent to do so.

NEW ACCOUNTING PRONOUNCEMENTS

  During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No., 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting

Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehensive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company is required to adopt both standards for its fiscal year ending December 31, 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on the presentation of the Company's financial statements, but may require additional disclosure.

  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosures requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company is required to adopt this standard for its fiscal year ending December 31, 1998. Management believes that the implementation of SFAS 132 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

PART II. OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     27 --Financial Data Schedule

  (b) Reports on Form 8-K

  The Company has not filed any Current Reports on Form 8-K since filing of the Company's financial prospectus pursuant to Rule 424(b) in connection with its initial public offering on June 10, 1998.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1998
                                          CONRAD INDUSTRIES, INC.

                                              /s/ Cecil A. Hernandez
                                          By: _________________________________
                                               Cecil A. Hernandez
                                               Senior Vice President and Chief
                                                Financial Officer