Form 10-K405
period 1998-12-31
CONRAD INDUSTRIES INC
filed 1999-03-31
CIK 1059167

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  For the transition period from     to     Commission File No. 000-24263

                               ----------------

                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                                                       72-1416999
              Delaware                              (I.R.S. Employer
   (State or other jurisdiction of                 Identification No.)
   incorporation or organization)


                                                           70381
          1501 Front Street                            (Zip Code)
       Morgan City, Louisiana
   (Address of principal executive
              offices)

                                (504) 384-3060
             (Registrant's telephone number, including area code)

                               ----------------

       Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01
                                   par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]   No  [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8.5 million as of March 29, 1999, based on the closing sales price of the registrant's common stock on the NASDAQ on such date of $4 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 29, 1999, 7,077,723 shares of common stock of Conrad Industries, Inc. were outstanding.

                    INCORPORATION OF DOCUMENTS BY REFERENCE

  Portions of Conrad Industries Inc.'s definitive proxy statement relating to the registrant's 1999 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1998, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    Part 1

Items 1: Business

                                   BUSINESS

General

  Conrad Industries, Inc. (the "Company") was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels. The Company completed its initial public offering of common stock (the "Offering") on June 15, 1998.

  The Company specializes in the construction, conversion and repair of a wide variety of marine vessels for commercial and governmental customers and the fabrication of modular components of offshore drilling rigs and floating, production, storage and offloading vessels ("FPSOs"). The Company constructs a variety of marine vessels, including large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats and offshore tug boats. The Company fabricates components of offshore drilling rigs and FPSOs, including sponsons, stability columns, blisters, pencil columns and other modular components. The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. The Company also derives a significant amount of revenue from repairs made as a result of periodic inspections required by the U.S. Coast Guard, the American Bureau of Shipping ("ABS") and other regulatory agencies.

  The Company serves a variety of customers and markets, including the offshore oil and gas industry, other commercial markets and the U.S. government. The Company believes that its ability to construct a variety of vessels on a cost-effective basis allows it to selectively pursue vessel construction opportunities that arise out of changing demands of the industries served by the Company.

  The Company currently operates three shipyards located along the Gulf Coast in Morgan City, Louisiana, Orange, Texas and Amelia, Louisiana. The Company's shipyard in Morgan City is located on approximately 11 acres on the Atchafalaya River, approximately 30 miles from the Gulf of Mexico, and its Orange shipyard is located on approximately 12 acres on the Sabine River, approximately 37 miles from the Gulf of Mexico. In February 1998, the Company commenced operations at a conversion and repair facility in Amelia, Louisiana located on approximately 16 acres on Bayou Boeuf, approximately five miles from Morgan City. The Company conducts its marine vessel construction activities indoors at its Morgan City and Orange shipyards in approximately 220,000 square feet of enclosed building space designed specifically for the construction of marine vessels up to 400 feet in length.

Historical Background

  The Company was founded in 1948 by J. Parker Conrad, the Company's Co-Chairman of the Board of Directors, and began operations at its shipyard in Morgan City, Louisiana. In 1952, the Company expanded its operations into the repair business through the acquisition of one of the first drydocks on the Gulf Coast. In 1962, the Company began building steel barges and other vessels for the offshore oil and gas industry. Due to adverse conditions in the oil and gas industry, the Company refocused its operations in 1984 on the construction and repair of vessels for other commercial and foreign markets. During 1996, the Company acquired its conversion and repair facility in Amelia, Louisiana, which commenced operations in the first quarter of 1998.

  In December 1997, Conrad purchased Orange Shipbuilding (the "Orange Acquisition") to expand its construction capacity and to expand its production capabilities into additional types of marine vessels, including the fabrication of modular components for offshore drilling rigs and FPSOs. Orange Shipbuilding has been engaged in shipbuilding since 1974. The Orange shipyard designed and built a variety of vessels for use in offshore Gulf of Mexico oil and gas exploration and production activities before that sector collapsed in 1983. Orange Shipbuilding refocused its operations on small to medium-sized vessels for the U.S. government after this decline. During 1996 and 1997, in connection with the upturn in offshore oil and gas exploration and production in the Gulf of Mexico, Orange Shipbuilding capitalized on the demand for subcontractors that could fabricate modular components for offshore drilling rigs and FPSOs on a timely and cost effective basis.

Operations

  The Company's principal operations consist of the construction of marine vessels, the fabrication of modular components for offshore drilling rigs and FPSOs and repair and conversion services.

  Current Projects. The Company's construction and fabrication projects in progress as of December 31, 1998 consisted of 13 vessels (including one lift boat, two barges, seven tugs and three offshore supply vessels) and two modular component fabrication projects for the oil and gas industry with aggregate remaining contract revenue of approximately $21.5 million (excluding unexercised options held by customers). The Company's backlog (including such remaining contract revenue for projects currently in progress) as of December 31, 1998 was approximately $21.5 million as compared to the Company's backlog of $24.6 million as of December 31, 1997. Of this remaining contract revenue, approximately $13.0 million was attributable to contracts to build vessels for the U.S. Army and the Corps of Engineers. The Company anticipates that approximately $20.0 million of the aggregate remaining revenue from firm contracts as of December 31, 1998 will be realized during fiscal 1999.

Products and Services

 Construction of Vessels

  The Company manufactures a variety of small and medium sized vessels principally for commercial and governmental customers. This activity accounted for 60.6% of revenue during 1998. The following is a description of the types of vessels manufactured by the Company:

  Offshore and Inland Barges. The Company builds a variety of offshore barges, including tank, container and deck barges for commercial customers and YCs (yard carrier barges) and YONs (yard oil Navy barges) for the U.S. Navy. The Company also builds a variety of inland barges, including deck and tank barges. The Company has constructed a variety of barges used in the offshore oil and gas industry, including shale barges, pipe laying barges, oil and gas drilling barges, and oil and gas production barges. The Company's barges are also used in marine construction and are used by operators to carry liquid cargoes such as petroleum and drilling fluids, dry bulk cargoes such as aggregate, coal and wood products, deck cargoes such as machinery and equipment, and other large item cargoes such as containers and rail cars. Other barges function as cement unloaders and split-hull dump scows. The Company has built barges ranging from 50 feet to 400 feet in length, with as many cargo tanks, decks and support systems as necessary for the barges' intended functions.

  Lift Boats. Lift boats are used primarily to furnish a stable work platform for drilling rigs, to house personnel, equipment and supplies for such operations and to support construction and ongoing operation of offshore oil and gas production platforms. Lift boats are self-propelled, self-elevating and self-contained vessels that can efficiently assist offshore platform construction and well servicing tasks that traditionally have required the use of larger, more expensive mobile offshore drilling units or derrick barges. Lift boats have different water depth capacities and have legs, ranging from 65 to 200 feet, that are used to elevate the deck of the boat in order to perform required procedures on a platform at different heights above the water.

  Tug Boats. The Company builds tug boats for towing and pushing, anchor handling, mooring and positioning, dredging assistance, tanker escort, port management, shipping, piloting, fire fighting and salvage.

  Other Offshore Support Vessels. In addition to lift boats and tug boats, the Company is capable of building other types of offshore support vessels that serve exploration and production facilities and support offshore construction and maintenance activities. These offshore support vessels include supply vessels, utility vessels and anchor handling vessels.

  Push Boats/Tow Boats. Push boats, also known as tow boats, are used by inland waterway operators to push barges.

  Drydocks. Drydocks are used to lift marine vessels from the water in order to facilitate the inspection and/or repair of the vessels' underwater areas. A drydock is composed of a floodable pontoon with wing walls and its designated capacity identifies the number of tons it is capable of safely lifting from the water. The drydock is submerged by opening valves to flood compartments, the vessel is placed over the submerged deck of the drydock, and the vessel is lifted from the water by closing the valves and pumping the water out of the flooded compartments.

 Fabrication of Modular Components

  The Company has been involved in the fabrication of modular components for offshore drilling rigs and FPSOs for the offshore oil and gas industry since 1996. This activity accounted for approximately 8.0% of the Company's revenue during 1998. The Company's Orange shipyard has performed this fabrication work as a subcontractor for other marine construction companies that specialize in these types of rigs and vessels. These fabrication projects include sponsons, stability columns, blisters, pencil columns, a 350-ton flare buoy and a 66-man quarters house.

 Conversion and Repair Services

  Since 1952, the Company's Morgan City facility has been involved in the repair of vessels and barges. Conversion and repair services accounted for approximately 31.4% of the Company's revenue during 1998. The Company has five drydocks and dockside space capable of accommodating vessels and barges up to 300 feet long. The Company's marine repair activities include shotblasting, painting, electrical system and piping repairs, propeller and shaft reconditioning and ABS certified welding. The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. All U.S. Coast Guard inspected vessels and ABS classed vessels are required to undergo periodic inspections and surveys which require drydock examination at least twice during any five-year period. Non-U.S. flag vessels are subject to similar regulations. The inspection of vessels generally results in repair work being required in order to pass inspection. In addition, vessel owners often elect to make other repairs or modifications to vessels while in drydock undergoing required repairs. While the Company is not aware of any proposals to reduce the frequency or scope of such inspections, any such reduction could adversely affect the Company's results of operations.

Customers

  The Company services a wide variety of customers domestically and internationally. Customers include marine service companies, offshore support companies, rig fabricators, offshore and inland barge and support vessel operators, offshore construction and drilling contractors, diving companies, energy companies, the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers, many of whom have been customers of the Company on a recurring and long-term basis. The Company has also provided and continues to provide repair and conversion services to many of the major offshore support vessel companies and barge operators. The Company's principal customers may differ substantially on a year-to-year basis due to the size and limited number of new construction projects performed each year.

During fiscal 1998, the Company derived 26.8% of its revenues from the U. S. Army for the construction of seven S.T. Tugs, 15.8% from Danos & Curole for the construction of lift boats and 11.3% from Double Eagle Marine for repair and conversion services. The remaining 46.1% of revenues was attributable to 84 other customers.

Contract Procedure, Structure and Pricing

  The Company's contracts for new construction projects generally are obtained through a competitive bidding process. Contracts for the construction and conversion of vessels for the U.S. government are generally subject to competitive bidding. As a safeguard to anti-competitive bidding practices, the U.S. Army, the U.S. Navy, the U.S. Coast Guard and the Corps of Engineers have recently employed the concept of "cost realism," which requires that each bidder submit information on pricing, estimated costs of completion and anticipated profit margins. The government agencies use this and other data to determine an estimated cost for each bidder. They then conduct a cost comparison of the bidders' estimates against an independent estimate to arrive at a close approximation of the real cost. The award is then made on the basis of the expected cost to build, which often results in an award to a higher bid.

  The Company submits a large number of bids to commercial customers. However, in the case of U.S. government contracts for which the bidding process is significantly more detailed and costly, the Company tends to be more selective regarding the projects on which it bids.

  Most of the contracts entered into by the Company, whether commercial or governmental, are fixed-price contracts under which the Company retains all cost savings on completed contracts but is liable for all cost overruns.

  Contracts with the U.S. government are subject to termination by the government either for its convenience or upon default by the Company. If the termination is for the government's convenience, the contracts provide for payment upon termination for items delivered to and accepted by the government, payment of the Company's costs incurred through the termination date, and the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit. Under the Truth in Negotiations Act, the U.S. government has a right for three years after final payment on substantially all negotiated U.S. government contracts to examine all of the Company's cost records with respect to such contracts to determine whether the Company used and made available to the U.S. government, or to the prime contractor in the case of a subcontract, accurate, complete and current cost or pricing information in preparing bids and conducting negotiations on the contracts or any amendments thereto.

  Although varying contract terms may be negotiated on a case-by-case basis, the Company's commercial and government contracts ordinarily provide for a downpayment, with progress payments at specified stages of construction and a final payment upon delivery. Final payment under U.S. government contracts may be subject to deductions if the vessel fails to meet certain performance specifications based on tests conducted by the Company prior to delivery.

  Under commercial contracts, the Company generally provides a six-month warranty with respect to workmanship. In the majority of commercial contracts, the Company passes through the suppliers' warranties to the customer and does not warrant materials acquired from its suppliers. The Company's government contracts typically contain one-year warranties covering both materials and workmanship. Expenses of the Company to fulfill warranty obligations have not been material in the aggregate.

Bonding and Guarantee Requirements

  Although the Company generally meets financial criteria that exempt it from bonding and guarantee requirements for most contracts, certain contracts with federal, state or local governments require contract performance bonds, and foreign governmental contracts generally require bank letters of credit or similar obligations. Commercial contracts also may require contract bid and performance bonds if requested by the customer. As of December 31, 1998, the Company had outstanding one government contract performance bond issued by a third party with an aggregate face amount of approximately $3.7 million. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations may increase.

Engineering

  The Company generally builds vessels or fabricates modular components based on its customers' drawings and specifications. The Company also develops in-house custom designs for customers' special requirements using its computer aided design (CAD) capabilities and has designed and built numerous barges, pusher tugs and other vessels. The process of computer drafting, preparation of construction drawings and development of cut tapes for numerically controlled plasma cutting of steel with the latest 3-D software programs allows the Company to prevent engineering mistakes and costly rework, thereby ensuring the vessel's intended function while meeting budget estimates.

Materials and Supplies

  The principal materials used by the Company in its marine vessel construction, conversion and repair and modular component fabrication businesses are standard steel shapes, steel plate and paint. Other materials used in large quantities include aluminum, steel pipe, electrical cable and fittings. The Company also purchases component parts such as propulsion systems, hydraulic systems, generators, auxiliary machinery and electronic equipment. All these materials and parts are currently available in adequate supply from domestic and foreign sources. All of the Company's shipyards obtain materials and supplies by truck or barge, and the Company's Orange shipyard is located on a railroad service line and receives much of its steel by rail. The Company has not engaged, and currently does not intend to engage, in hedging transactions with respect to its purchase requirements for materials.

Vessel Construction Process

  Once a contract has been awarded to the Company, a project manager is assigned to supervise all aspects of the project, from the date the contract is signed through delivery of the vessel. The project manager oversees the engineering department's completion of the vessel's drawings and supervises the planning of the vessel's construction. The project manager also oversees the purchasing of all supplies and equipment needed to construct the vessel, as well as the actual construction of the vessel.

  The Company constructs each vessel from raw materials, which are fabricated by shipyard workers into the necessary shapes to construct the hull and vessel superstructure. Component parts, such as propulsion systems, hydraulic systems and generators, auxiliary machinery and electronic equipment, are purchased separately by the Company and installed in the vessel. The Company uses job scheduling and costing systems to track progress of the construction of the vessel, allowing the customer and the Company to remain apprised of the status of the vessel's construction.

  With the assistance of computers, construction drawings and bills of materials are prepared for each module to be fabricated. Modules are built separately, and penetrations for piping, electrical and ventilation systems for each module are positioned and cut during the plasma cutting operation. Piping, raceways and ducting are also installed prior to the final assembly of modules. After the modules are assembled to form the vessel, piping, electrical, ventilation and other systems, as well as machinery, are installed prior to launching, testing and final outfitting and delivery of the vessel.

Sales and Marketing

  The Company believes that its reputation and experience facilitate the Company's marketing efforts. The Company believes that its customer-driven philosophy of quality, service and integrity leads to close customer relationships that provide the Company with on-going opportunities to be invited to bid for customer projects.

  The Company's marketing and sales strategy includes utilizing key employees as salespersons to target relationships previously established and develop new relationships with customers in the targeted markets. The Company's personnel identify future projects by contacting customers and potential customers on a regular basis in order to anticipate projects that will be competitively bid or negotiated exclusively with the Company. The Company's personnel also keep its customers advised of available capacity for drydocking, conversion and repair activity.

  Marketing efforts are currently focused in four areas: (i) new construction of all types of barges, drydocks, lift boats, push boats, tug boats and offshore support vessels; (ii) conversion and repair of barges and offshore support vessels; (iii) fabrication of modular components of offshore drilling rigs and FPSOs; and (iv) construction of vessels and barges for the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers.

  The Company is actively involved in strengthening its relationships with customers through continuous interaction between the Company's key personnel, project managers and the customers' project supervisors with respect to ongoing projects. To accommodate the needs of the customers' project supervisors, the Company has established on-site office facilities that such project supervisors may use during the construction, repair or conversion project. The Company also seeks to anticipate the current and future needs of its customers as well as broader industry trends through these relationships.

Competition

  U.S. shipbuilders are generally classified in two categories: (i) the six largest shipbuilders, which are capable of building large scale vessels for the U.S. Navy and commercial customers; and (ii) other shipyards that build small to medium-sized vessels for governmental and commercial markets. The Company does not compete for large vessel construction projects. The Company competes for U.S. government contracts to build small to medium-sized vessels principally with 10 to 15 U.S. shipbuilders, which may include one or more of the six largest shipbuilders. The Company competes for domestic commercial shipbuilding contracts principally with approximately 15 U.S. shipbuilders. The number and identity of competitors on particular projects vary greatly depending on the type of vessel and size of the project, but the Company generally competes with only three or four companies with respect to a particular project. The Company competes with over 70 shipyards for its conversion and repair business.

  Competition is based primarily on price, available capacity, service, quality, and geographic proximity. The Company competes with a large number of shipbuilders on a national, regional and local basis, some of which have substantially greater financial resources than the Company and some of which are public companies or divisions of public companies. The Company may also face competition for acquisition candidates from these companies, some of which have acquired shipbuilding and ship repair businesses during the past decade. Other smaller shipbuilding and ship repair businesses may also seek acquisitions from time to time.

  The Company believes that it competes effectively because of its hands-on, team management approach to design, project management and construction, its indoor vessel construction capabilities, its specialized equipment, its advanced construction techniques and its skilled work force. The Company seeks to differentiate itself from its competition in terms of service and quality
(i) by investing in enclosed work spaces, modern systems and equipment, (ii) by offering a broad range of products and services, including modular component fabrication, (iii) through its hands-on team management, (iv) by targeting of profitable niche products and (v) by maintaining close customer relationships.

  The shipbuilding industry is highly competitive, and competition by U.S. shipbuilders for domestic commercial projects increased significantly during the 1990s due to a number of factors, including (i) substantial excess capacity because of the significant decline in spending by the U.S. Navy for the construction of new vessels and (ii) difficulties experienced by U.S. shipbuilders in competing successfully for commercial projects against foreign shipyards, many of which are heavily subsidized by their governments.

Employees

  At December 31, 1998, the Company had 285 employees, of which 23 were salaried, 252 were hourly and 10 were contract workers. The Company is not a party to any collective bargaining agreements.

Insurance

  The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities and equipment. All policies are subject to deductibles and other coverage limitations. The Company also maintains commercial general liability insurance, including builders' risk coverage. The Company currently maintains excess and umbrella policies. Other coverages currently in place include workers compensation, water pollution, automobile and hull/P&I. The Company also maintains a type of business interruption insurance that would compensate the Company for the loss of business income and would reimburse the Company for additional expenses resulting from certain specified events such as floods, hurricanes and fire. These policies are subject to deductibles, maximum coverage amounts and various exclusions.

Regulation

 Environmental Regulation

  The Company is subject to extensive and changing federal, state and local laws (including common law) and regulations designed to protect the environment ("Environmental Laws"), including laws and regulations that relate to air and water quality, impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal, of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these Environmental Laws. Additionally, these laws require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species and impose substantial liabilities for pollution related to Company operations or properties. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on the Company's business, financial condition or results of operations.

  The Company's operations are potentially affected by the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA (also known as the "Superfund" law) imposes liability (without regard to fault) on certain categories of persons for particular costs related to releases of hazardous substances at a facility into the environment and for liability for natural resource damages. Categories of responsible persons under CERCLA include certain owners and operators of industrial facilities and certain other persons who generate or transport hazardous substances. Liability under CERCLA is strict and generally is joint and several. Persons potentially liable under CERCLA may also bring a cause of action against certain other parties for contribution. In addition to CERCLA, similar state or other Environmental Laws may impose the same or even broader liability for the discharge, release or the mere presence of certain substances into and in the environment.

  Because industrial operations have been conducted at some of the Company's properties by the Company and previous owners and operators for many years, various materials from these operations might have been disposed of at such properties. This could result in obligations under Environmental Laws, such as requirements to remediate environmental impacts. There could be additional environmental impact from historical operations at the Company's properties that require remediation under Environmental Laws in the future. However, the Company currently is not aware of any such circumstances that are likely to result in any such impact under Environmental Laws.

  In order to comply with a relatively recent requirement of the Environmental Protection Agency, the Company has recently applied to the Louisiana Department of Environmental Quality ("DEQ") for an air quality permit for its Morgan City shipyard and is in the process of applying for an air quality permit for its Amelia facility. The Company is also in the process of applying to the DEQ for a storm water permit at its Morgan City shipyard. The Company believes that it will obtain these permits in the ordinary course without any significant adverse effect on its operations and without the need for any significant capital expenditures.

  Although no assurances can be given, management believes that the Company and its operations are in compliance in all material respects with all Environmental Laws. However, stricter interpretation and enforcement of Environmental Laws and compliance with potentially more stringent future Environmental Laws could materially and adversely affect the Company's operations.

 Health and Safety Matters

  The Company's facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. The Company believes that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. While it is not anticipated that the Company will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, the Company is unable to predict the ultimate cost of compliance with these changing regulations.

 Jones Act

  The Merchant Marine Act of 1920 (the "Jones Act") requires that all vessels transporting products between U.S. ports must be constructed in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law, thereby eliminating competition from foreign shipbuilders with respect to vessels to be constructed for the U.S. coastwise trade. Many customers elect to have vessels constructed at U.S. shipyards, even if such vessels are intended for international use, in order to maintain flexibility to use such vessel in the U.S. coastwise trade in the future. Bills seeking to substantially modify the provisions of the Jones Act mandating the use of ships constructed in the United States for U.S. coastwise trade have been introduced in Congress. Similar bills seeking to rescind or substantially modify the Jones Act and eliminate or adversely affect the competitive advantages it affords to U.S. shipbuilders have been introduced in Congress from time to time and are expected to be introduced in the future. Although management believes it is unlikely that the Jones Act requirements will be rescinded or materially modified in the foreseeable future, there can be no assurance that such rescission or modification will not occur. Many foreign shipyards are heavily subsidized by their governments and, as a result, there can be no assurance that Company would be able to effectively compete with such shipyards if they were permitted to construct vessels for use in the U.S. coastwise trade.

 OPA '90

  Demand for double-hull carriers has been created by the Oil Pollution Act of 1990 ("OPA '90"), which generally requires U.S. and foreign vessels carrying fuel and certain other hazardous cargos and entering U.S. ports to have double-hulls by 2015. OPA '90 establishes a phase-out schedule that began January 1, 1995 for all existing single-hull vessels based on the vessel's age and gross tonnage. OPA '90's single-hull phase-out requirements do not apply to offshore supply vessels less than 5,000 gross tons.

 Title XI Amendments and the OECD Accord

  In late 1993, Congress amended Title XI of the Merchant Marine Act of 1936 to permit the Secretary of Transportation to provide a U.S. government guarantee for certain types of financing for the construction, reconstruction, or reconditioning of U.S.-built vessels. As a result of these amendments, the Secretary of Transportation was authorized to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels that are built in U.S. shipyards on terms generally more advantageous than available under guarantee or subsidy programs of foreign countries. Additionally, Title XI includes tax and subsidy programs that provide benefits limited to vessels constructed in the U.S. If the U.S. Congress adopts the Agreement Respecting Normal Competitive Conditions in the Commercial Shipbuilding and Repair Industry (the "OECD Accord"), which was signed in December 1994, among the United States, the European Union (on behalf of the twelve European member countries), Finland, Japan, Korea and Norway and Sweden (which collectively control over a significant portion of the market for worldwide vessel construction), the Title XI guarantee program will be required to be amended to eliminate the competitive advantages provided by the 1993 amendments to Title XI. During the 104th Congress in 1997, legislation providing for the implementation of the OECD Accord and the elimination of competitive advantages provided by the 1993 amendments to Title XI passed the U.S. House of Representatives but was not acted upon by the U.S. Senate. In 1998, Congress failed to adopt or ratify the OECD Accord. Proponents of the OECD Accord may seek to introduce the legislation during the 106th Congress in 1999.

  The OECD Accord, when implemented, would provide the same treatment to signatory countries under the tax and subsidy programs as is currently accorded to U.S.-built vessels. Despite the fact that the OECD Accord will require the elimination of certain competitive advantages provided to U.S. shipbuilders by the 1993 amendments to Title XI, management believes that the OECD Accord should significantly improve the ability of U.S. shipbuilders to compete successfully for international commercial contracts with foreign shipbuilders, many of which currently are heavily subsidized by their governments.

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

  In this Form 10-K, the Annual Report and in the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein, other than statements of historical fact, are forward-looking statements. When used in this Form 10-K, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause or contribute to such difference include those discussed below, as well as those discussed elsewhere herein.

 Absence of Combined Operating History

  Although Conrad and Orange Shipbuilding have been in business for approximately 51 years and 25 years, respectively, each of these companies operated as an independent entity prior to the Orange Acquisition in December 1997. The Company is in the process of integrating the personnel and operations of Orange Shipbuilding and instituting the systems and procedures, including accounting and financial reporting systems, project management, engineering and contract administration, necessary to manage the combined enterprise on a profitable basis.

 Reliance on Cyclical Industries

  The demand for the Company's products and services is dependent upon many factors, including the financial condition of companies that purchase marine vessels and require marine repair and conversion services. The Company's customers include companies in the offshore oil and gas industry and the petrochemical industry. Companies in these industries are subject to significant fluctuations in their revenue and profitability due to a variety of factors, including general economic conditions and factors affecting each of these industries individually. The offshore oil and gas industry, in particular, is affected by prevailing oil and gas prices, which historically have fluctuated significantly. Oil prices have declined significantly since early 1998, and the Company has experienced reduced levels of demand for its products and services from customers involved in the offshore oil and gas industry. Adverse developments in the industries to which the Company provides its products and services could have a material adverse effect on the Company's financial condition and results of operations.

 New Product Risks

  The Company is constructing offshore support vessels of types that have not been constructed by the Company in the past. The Company believes it has the capability to build such vessels on a profitable basis due to its experience performing extensive conversion and repair work on such vessels and in constructing similar vessels such as push boats and offshore tug boats. In addition, the Company, through its Orange Shipbuilding subsidiary, commenced fabrication of a significant amount of modular components for offshore oil and gas rigs and FPSOs in 1996. Most of these projects are subcontracts received from companies that are capable of building such components themselves but did not have the capacity to meet current demand. A decrease in demand for such fabrication services or increase in the capacity of such primary contractors could have a material adverse effect on the ability of the Company to secure similar work in the future. In 1998, the Company experienced significantly less demand for its fabrication services related to modular components for offshore oil and gas rigs and FPSOs due to adverse developments in the offshore oil and gas industry related to lower oil and gas prices.

 Government Contracting

  The Company builds vessels for the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers. The Company has also built vessels and performed conversion or repair services for local, state and foreign governments in recent years, either directly or as a subcontractor. Revenue derived from U.S. government customers accounted for approximately 27.4% of the Company's total revenue in 1998, and approximately 60.2% of the Company's backlog at December 31, 1998 was attributable to U.S. government contracts. U.S. government contracts are generally subject to strict competitive bidding requirements. Purchases of vessels by the U.S. government are generally subject to the uncertainties inherent in the budgeting and appropriations process, which is affected by political events over which the Company has no control. In addition, although the Company has never been subject to suspension or debarment, the U.S. government has the right to suspend or debar a contractor from government contracting for significant violations of government procurement regulations. There can be no assurance that the Company will be successful in obtaining new government contracts. See "Business--Contract Procedure, Structure and Pricing."

  The Company's principal U.S. government business is currently being performed under fixed-price contracts that wholly or partially shift to the Company the risk of construction costs that exceed the contract price.

 Contract Pricing Risks

  Most of the Company's contracts for marine vessel construction, whether commercial or governmental, are fixed-price contracts under which the Company retains all cost savings on completed contracts but is also liable for the full amount of all cost overruns. Although the Company anticipates increased costs of labor and materials in its bids, the revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of many factors, including changes in job conditions, variations in labor and equipment productivity over the term of the contract and unexpected increases in costs of materials and labor. In addition, costs of labor may differ from the Company's estimates in bidding on and building new vessels not previously constructed by the Company due to unanticipated time to complete such project. See "Business--Employees." These variations and the risks generally inherent in the shipbuilding industry may result in gross profits realized by the Company being different from those originally estimated and may result in reduced profitability or losses on these projects. Depending on the size of the project, variations from estimated contract performance could have a significant adverse effect on the Company's operating results for any particular fiscal quarter or year. In addition, some of the Company's contracts for marine vessel construction require the Company to pay liquidated damages if the Company fails to meet specified performance deadlines. Any such payments could have a material adverse effect on the Company's operating results.

  The Company performs many of its repair and conversion projects on a time and materials basis, under which the Company receives a specified hourly rate for direct labor hours (which exceeds its direct labor costs and includes related overhead) and a specified percentage mark-up over its cost of materials. Under such contracts, the Company is protected against cost overruns but does not benefit directly from cost savings.

 Percentage of Completion Accounting

  The Company uses the percentage-of-completion method to account for its construction contracts in process. Under this method, revenue and expenses from construction contracts are based on the percentage of labor hours incurred as compared to estimated total labor hours for each contract. As a result, the timing of recognition of revenue and expenses for financial reporting purposes may differ materially from the timing of actual contract payments received and expenses paid. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. To the extent that such provisions result in a loss or a reduction or elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings, which could be material. As many of the Company's contracts are completed over a period of several months, the timing of the recognition of revenue and expense for these types of contracts could have a significant impact on quarter-to-quarter operating results.

 Shortage of Trained Workers

  Shipyards located in the Gulf Coast have experienced shortages of skilled labor from time to time as a result of demand for skilled workers brought about by increases in offshore drilling activities, the construction of offshore drilling rigs and production platforms and the crewing of offshore vessels. In 1997, the Company experienced labor shortage that resulted in increased costs of labor at the Company's Morgan City and Orange shipyards and limited the Company's ability to increase its skilled work force at its Morgan City shipyard. While the Company believes that its shipyards are not currently experiencing labor shortages, the Company's shipyards are faced with limitations on the availability of skilled labor that could limit the Company's ability to increase production at its shipyards to the extent the Company might otherwise desire. No assurances can be given regarding whether labor shortages will be experienced at the Company's shipyards in the future.

 Reliance on Principal Customers

  A significant portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year to year. For the year ended December 31, 1998, the Company's ten largest customers collectively accounted for 88.0% of revenue. The loss of a significant customer for any reason could result in a substantial loss of revenue and could have a material adverse effect on the Company's operating performance. See "Business--Customers."

 Backlog

  The Company's backlog is based on unearned revenue with respect to those projects on which a customer has authorized the Company to begin work or purchase materials pursuant to written contracts or other forms of authorization. Although the Company's contracts with its commercial customers generally do not permit the customer to terminate the contract, certain government projects currently included in the Company's backlog are subject to change and/or termination at the option of the customer, either of which could substantially change the amount of backlog currently reported. In the case of a termination of a government project, the government is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some cases, is required to pay the Company a termination fee; however, due to the large dollar amounts of backlog estimated for each of a small number of government projects, amounts included in the Company's backlog could decrease substantially if one or more of these projects were to be terminated by the government. The Company's backlog of $21.5 million at December 31, 1998 was attributable to 15 projects, of which $13.0 million was attributable to eight government projects. Termination of one or more of the government projects could have a material adverse effect on the Company's revenue, net income and cash flow for fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview" and "Business-- Operations."

 Competition

  U.S. shipbuilders are generally classified in two categories: (i) the six largest shipbuilders which are capable of building large scale vessels for the U.S. Navy and commercial customers and (ii) other shipyards that build small to medium-sized vessels for governmental and commercial markets. The Company does not compete for large vessel construction projects. The Company competes for U.S. government contracts to build small to medium-sized vessels principally with approximately 10 to 15 U.S. shipbuilders, which may include one or more of the six largest shipbuilders. The Company competes for domestic commercial vessel construction contracts principally with up to approximately 15 U.S. shipbuilders. The number and identity of competitors on particular projects vary greatly depending on the type of vessel and size of the project, but the Company generally competes with only three or four other companies with respect to a particular project. The Company competes with over 70 regional shipyards for its conversion and repair business.

  The marine vessel construction business is highly competitive. During the 1990's, the U.S. shipbuilding industry has been characterized by substantial excess capacity because of the significant decline in new construction projects for the U.S. Navy, the difficulties experienced by U.S. shipbuilders in competing successfully for commercial projects against foreign shipyards, many of which are heavily subsidized by their governments, and the decline in the construction of vessels utilized in the offshore energy industry. As a result of these factors, competition by U.S. shipbuilders for domestic commercial projects has increased significantly and resulted in substantial pressure on pricing and profit margins. Recently, there was an increase in demand for vessel construction, conversion and repair services and this increased demand could resulted in the redeployment of previously idled shipyard capacity or other shipyards shifting their focus to the types of products and services currently provided by the Company. In addition, due to the increased demand for fabrication services involving the offshore oil and gas industry, it is possible that land or facilities with water access to the Gulf of Mexico that were previously not used in the fabrication business could be converted to use for this purpose. Any of these events could increase the amount of competition experienced by the Company for construction, conversion and repair activity, which could have a material adverse effect on the Company's revenue and profit. Contracts for the construction of vessels are usually awarded on a competitive bid basis. Although price is the primary factor in determining which qualified bidder is awarded a contract, customers also consider, among other things, availability and technical capabilities of equipment and personnel, efficiency, reliability, safety record and reputation.

 Operating Risks

  The Company's activities involve the fabrication and refurbishment of large steel structures, the operation of cranes and other heavy machinery and other operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of the structure of a vessel after it leaves the Company's shipyard can result in similar injuries and damages. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. In addition, due to their proximity to the Gulf of Mexico and location along rivers in flood plains, the Company's work in progress and facilities are subject to the possibility of significant physical damage caused by hurricanes or flooding. Although the Company maintains insurance protection as it considers economically prudent, there can be no assurance that such insurance will be sufficient in coverage or effective under all circumstances or against all hazards to which the Company may be subject. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company.

 Regulation

  The Company's commercial shipbuilding opportunities are materially dependent on certain U.S. laws and regulations, the Jones Act which requires that vessels transporting products between U.S. ports be constructed by U.S. shipyards, OPA '90, which requires a phased-in transition of single-hull tankers, barges and other product carriers to double-hull vessels beginning January 1, 1995, and the 1993 amendments to Title XI of the Merchant Marine Act of 1936, which permit the U.S. government to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels built in U.S. shipyards. In connection with U.S. efforts to implement a 1994 multilateral agreement designed in part to eliminate government subsidies to commercial shipbuilders, legislation has been introduced each of the last several years in the U.S. Congress that would eliminate certain competitive advantages afforded to U.S. shipyards under the 1993 amendments to the Title XI guarantee program, although Congress adjourned during 1997 and 1998 without adopting similar proposed legislation. In addition, legislative bills seeking to rescind or substantially modify the provisions of the Jones Act mandating the use of U.S.-built ships for coastwise trade are introduced from time to time and are expected to be introduced in the future. Although management believes that Congress is unlikely to rescind or materially modify the Jones Act in the foreseeable future, there can be no assurance to this effect with respect to the Jones Act or any other law or regulation benefitting U.S. shipbuilders. Many foreign shipyards are heavily subsidized by their governments and, as a result, there can be no assurance that the Company would be able to compete effectively with such shipyards if they were permitted to construct vessels for use in the U.S. coastwise trade. The repeal of the Jones Act, or any amendment of the Jones Act that would eliminate or adversely affect the competitive advantages provided to U.S. shipbuilders, could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, the Company depends, in part, on the demand for its services from the oil and gas industry and is affected by changing taxes and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in the Gulf of Mexico for economic, environmental and other policy reasons would adversely affect the Company's operations by limiting demand for its services. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

 Environmental Matters

  The Company is subject to various federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the transportation, storage and disposal of toxic and hazardous wastes. Significant fines and penalties may be imposed for non-compliance and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that are or were in compliance with all applicable laws at the time such acts were performed. Compliance with environmental laws increases the Company's cost of doing business. Additionally, environmental laws have been subject to frequent change.

  The Company is unable to predict the future costs or other future effects of environmental laws on its operations. There can be no assurance that the Company will not incur material liability related to the Company's operations and properties under environmental laws.

 Reliance on Key Personnel

  The Company will be highly dependent on the continuing efforts of William H. Hidalgo, the Company's President and Chief Executive Officer, and the Company's other executive officers and key operating personnel. The loss of the services of any of these persons could have an adverse effect on the business or prospects of the Company.

 Control by Existing Management and Stockholders

  The Company's executive officers and directors and persons and entities affiliated with them beneficially own approximately 4,952,723 shares of Common Stock representing 70.0% of the outstanding shares of Common Stock of which J. Parker Conrad, John P. Conrad, Jr. and Katherine Conrad Court own or control through trusts 4,660,486 shares of Common Stock, representing 65.9% of all shares of Common Stock outstanding. These holders of Common Stock control in the aggregate 65.9% of the votes of all shares of Common Stock, and, if acting in concert, will be able to exercise control over the Company's affairs, to elect the entire Board of Directors and to control the outcome of substantially all of the matters submitted to a vote of stockholders.

 Potential Effect of Shares Eligible for Future Sale on Price of Common Stock

  Of the 7,077,723 shares of Common Stock currently outstanding, the 2,125,000 shares sold in the Offering are freely tradable. The remaining outstanding shares may be resold publicly only following their registration under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an available exemption from registration (such as provided by Rule 144 following a one-year holding period from issuance for previously unregistered shares).

  The Company also has outstanding options to purchase up to a total of 528,500 shares of Common Stock granted to certain directors, officers and employees of the Company. The Company registered all the shares subject to these options under the Securities Act for public resale. These shares generally are freely tradeable after their issuance by persons not affiliated with the Company unless the Company contractually restricts their resale. The Company also issued warrants to purchase an aggregate of 72,000 shares of Common Stock at the initial public offering price to Morgan Keegan & Company, Inc. Pursuant to a Warrant Agreement with Morgan Keegan & Company, Inc., the Company also granted to Morgan Keegan & Company, Inc. one demand registration right exercisable not earlier than one year after the closing date of the Offering and certain piggyback registration rights. Sales, or the availability for sale, of substantial amounts of the Common Stock in the public market could adversely affect prevailing market prices and the future ability of the Company to raise equity capital and complete any additional acquisitions for Common Stock.

 Possible Anti-takeover Effect of Certain Charter Provisions

  The Company's Amended and Restated Certificate of Incorporation (the "Charter") authorizes the Board of Directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the Common Stock respecting dividends and distributions and voting rights) as the Board of Directors may determine. The issuance of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Charter provides for a classified Board of Directors, which may also have the effect of inhibiting or delaying a change in control of the Company. Certain provisions of the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by the Board of Directors.

Item 2: Properties

  Shipyards. The Company conducts its marine vessel construction, conversion and repair operations at its shipyards in Morgan City and Amelia, Louisiana and Orange, Texas. The Company has owned and operated the Morgan City shipyard since 1948. The Company acquired the conversion and repair facility in Amelia, Louisiana for approximately $1.0 million in 1996 and commenced conversion and repair services at this facility during February 1998. In December 1997, the Company acquired Orange Shipbuilding for a purchase price of approximately $22.8 million (net of cash acquired). This acquisition significantly increased the shipbuilding capacity of the Company.

  During the past six years, the Company has made, in the aggregate, approximately $12.0 million of capital expenditures to add capacity and improve the efficiency of its Morgan City and Orange Shipbuilding shipyards.

Of this amount, Conrad spent approximately $8.7 million at the Morgan City shipyard for improvements to its building and facilities, to purchase cranes and other fabrication equipment and to purchase and modify a drydock and launch barge. A portion of Conrad's expenditures in 1998 and 1997 were incurred to increase the heavy lifting and drydocking capabilities of one of its drydocks. These shipyard improvements will allow barges and vessels to be moved from drydock space to dockside land repair areas, thereby enabling the Company to perform major modifications and repairs, such as lengthening of vessel midbodies, on previously unused dockside land while freeing the drydock for other projects. The Company's capital expenditures during the last six years also included approximately $3.3 million incurred by Orange Shipbuilding for improvements to its buildings and facilities and to purchase cranes and other fabrication equipment.

  All of the Company's new vessel construction is done indoors in well-lighted space specifically designed to accommodate construction of marine vessels up to 400 feet in length. As a result, marine vessel construction is not hampered by weather conditions, and the Company is able to more effectively utilize its workforce and equipment, thereby allowing it to control costs and meet critical construction schedules. The Company employs modular construction techniques and zone outfitting, which involve the installation of pipe, electrical wiring and other systems at the modular stage, thereby reducing construction time while at the same time simplifying systems integration and improving quality. The Company also uses computerized plasma arc metal cutting for close tolerances and automated shotblasting and painting processes for efficiency and high quality.

  Morgan City. The Company's Morgan City, Louisiana shipyard is located on the Atchafalaya River approximately 30 miles from the Gulf of Mexico on approximately 11 acres. The shipyard has 14 buildings containing approximately 110,000 square feet of enclosed building area and nine overhead cranes. In addition, the shipyard has five drydocks, one submersible launch barge, 1,700 feet of steel bulkhead, six rolling cranes and two slips. The buildings include the Company's headquarters as well as three large fabrication warehouses specifically designed to accommodate marine vessel construction. The drydocks consist of two 120-foot by 52- foot drydocks, two 200-foot by 70-foot drydocks and one 200-foot by 95-foot drydock with lifting capacities of 900, 2,400 and 3,000 tons, respectively.

  Orange. The Company's Orange, Texas shipyard is located on the Sabine River approximately 37 miles from the Gulf of Mexico on approximately 12 acres. The shipyard has six construction bays under approximately 110,000 square feet of enclosed building area with 14 overhead cranes. The site also has 150 feet of steel bulkhead and one slip. The Company's Orange shipyard equipment includes a Wheelabratore, a "gantry" type NC plasma burner with a 21-foot by 90-foot table, over 60 automatic and semi-automatic welding machines, three rolling cranes, 600, 800 and 1,600-ton transfer/load-out systems and a marine railway with side transfer system.

  Amelia. The Company's Amelia, Louisiana conversion and repair facility is located on Bayou Boeuf approximately 30 miles from the Gulf of Mexico on approximately 16 acres. This facility has six buildings containing approximately 30,000 square feet of enclosed building area. The site also has 2,100 feet of bulkhead and two slips. The Company commenced marine repair and conversion operations at this shipyard during February 1998.

Items 3: Legal Proceedings

  The Company is a party to various routine legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

Item 4: Submission of Matters to Vote of Security Holders

  The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1998.

                                    Part II

Item 5: Market for the Registrant's Common Stock and Related Stockholder
Matters

  The Company's common stock, par value $0.01 per share, (the "Common Stock" ) is traded on the Nasdaq National Market System under the symbol "CNRD." At March 20, 1999, there were approximately 1,038 holders of record of the Company's Common Stock.

  The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter since trading in the Common Stock began on June 10, 1998.

                            Fiscal Year 1998                        High   Low
                            ----------------                       ------ ------
      Second Quarter (commencing June 10, 1998)................... $12.06 $11.00
      Third Quarter...............................................  11.75   4.00
      Fourth Quarter..............................................   7.50   3.75

  Prior to the Offering, Conrad made distributions of cash and nonoperating assets to its stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events." The Company currently intends to retain all its earnings, if any, to meet its working capital requirements and to finance the expansion of its business. Accordingly, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Term Loan restricts the payments of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6: Selected Financial Data

  The following table sets forth selected historical consolidated financial data of the Company as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 1998 are derived from the historical financial statements of the Company. The following table also set forth pro forma financial information that gives effect to the Company's S Corporation status, as further explained in the notes. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this report.

                                          Years Ended December 31,
                                  --------------------------------------------
                                   1998      1997     1996     1995     1994
                                  -------  --------  -------  -------  -------
                                   (In thousands, except per share data)
Statement of Operations Data
  Revenue ....................... $46,313   $22,117  $23,174  $20,914  $14,166
  Cost of Revenue................  34,120    15,032   17,003   16,660   11,271
                                  -------  --------  -------  -------  -------
  Gross Profit...................  12,193     7,085    6,171    4,254    2,895
  Selling, general and
   administrative expenses.......   3,515     2,242    1,847    1,497    1,621
  Executive compensation(1)......   4,676        --       --       --       --
                                  -------  --------  -------  -------  -------
  Income from operations.........   4,002     4,843    4,324    2,757    1,274
  Interest and other income
   (expense), net................  (1,141)       62      (26)    (112)    (159)
                                  -------  --------  -------  -------  -------
  Income before income taxes.....   2,861     4,905    4,298    2,645    1,115
Provision for income taxes.......   1,932        --       --       --       --
Cumulative deferred tax
 provision.......................     675        --       --       --       --
                                  -------  --------  -------  -------  -------
Net Income....................... $   254  $  4,905  $ 4,298  $ 2,645  $ 1,115
                                  =======  ========  =======  =======  =======
Net income per common share:
  Basic and diluted.............. $  0.04  $   1.05  $  0.92  $  0.57  $  0.24
Weighted average common shares
 outstanding:
  Basic and diluted..............   6,167     4,660    4,660    4,660    4,660
Unaudited Pro Forma Data
  Income before income taxes as
   reported above................ $ 2,861  $  4,905  $ 4,298  $ 2,645  $ 1,115
  Pro forma provision for income
   taxes(2)......................   2,596     1,815    1,590      979      413
                                  -------  --------  -------  -------  -------
  Pro forma net income(2)........ $   265  $  3,090  $ 2,708  $ 1,666  $   702
                                  =======  ========  =======  =======  =======
  Pro forma net income per
   share(2)(3)................... $  0.04  $   0.55       --       --       --
  Common and equivalent share
   outstanding...................   6,569     5,577       --       --       --
Statement of Cash Flows Data
  Cash provided by operating
   activities.................... $ 1,988  $  6,114  $ 5,313  $ 3,604  $ 1,110
  Cash used in investing
   activities(4).................  (1,718)  (23,872)  (1,961)  (1,120)    (287)
  Cash provided by (used in)
   financing activities..........  (4,747)   22,100   (2,619)    (623)    (516)
Other Financial Data:
  Depreciation & amortization.... $ 2,249  $    850  $   798  $   722  $   676
  Capital expenditures(4)........ $ 1,718  $ 23,872  $ 1,961  $ 1,120  $   287
  EBITDA(5)...................... $10,927  $  5,693  $ 5,122  $ 3,479  $ 1,950
  EBITDA margin(6)...............    23.6%     25.7%    22.1%    16.6%    13.8%
  Operating profit margin(7).....     8.6%     21.9%    18.7%    13.2%     9.0%

                                                     As of December 31,
                                             ----------------------------------
                                              1998   1997   1996   1995   1994
                                             ------ ------ ------ ------ ------
                                                       (In thousands)
Balance sheet data:
  Working capital .......................... $7,678 $7,760 $4,402 $3,733 $2,497
  Property, Plant & Equipment............... 18,104 18,304  8,514  7,465  7,067
  Total Assets.............................. 47,519 48,945 15,236 13,895 10,395
  Long term debt, including current
   portion..................................  9,912 25,338  1,233  1,900  1,962
  Stockholders' equity...................... 30,482 15,279 12,379 10,032  7,948

--------
(1) Represents non-cash executive compensation expense related to the issuance of shares of restricted common stock in the first quarter of 1998 to William H. Hidalgo, the Company's President and Chief Executive Officer, and Cecil A. Hernandez, the Company's Vice President-Finance and Administration and Chief Financial Officer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events."
(2) Gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes. Prior to May 28, 1998, Conrad operated as an S corporation for federal and state income tax purpose.
(3) Pro forma income per share consists of the Company's historical income as an S corporation, adjusted for income taxes that would have been recorded had the Company operated as a C corporation and excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision. This amount is divided by the weighted average shares of common stock outstanding which are increased to reflect additional shares to pay the $10.0 million distribution of estimated undistributed earnings to shareholders (916,591,shares). All such additional shares are based on the offering price of $12.00 per share, net of offering expenses.
(4) Includes acquisition expenditures of $22.8 million (net of cash acquired) incurred in December 1997 in connection with the Orange Acquisition.
(5) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.
(6) Represents EBITDA as a percentage of revenues.
(7) Represents income from operations as a percentage of revenues.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Overview

   The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The shareholders of Conrad entered into an exchange agreement pursuant to which they have exchanged their shares of common stock of Conrad for shares of common stock of the Company (the "Reorganization") prior to the completion of the Offering. In accordance with the terms of the exchange agreement, the shareholders of Conrad received a number of shares of common stock of the Company in direct proportion to their relative shareholdings in Conrad. As a result of the Reorganization, the Company is a holding company whose only assets consist of all of the outstanding shares of capital stock of Conrad. Conrad continues to own all of the outstanding stock of Orange Shipbuilding.

  Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana, and specializes in the construction, conversion and repair of large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats and offshore tug boats. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels, including offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and FPSOs. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels.

  The Company completed the Offering on June 15, 1998 in which it sold 2.1 million shares of common stock for net proceeds of $23.7 million ($1.4 million was received in July 1998) after underwriting discounts of $1.8 million. The Company used all of the proceeds to repay $10 million of indebtedness under the Company's revolving credit facility and the remaining net proceeds were used to repay $13.7 million of the approximately $25 million of indebtedness under a term loan.

  The demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. Demand for the Company's products and services has been adversely impacted recently by decreased activity in the offshore oil and gas industry. Activity by commercial and government customers to construct new vessels to replace older vessels and upgrade the capacity or functionality of existing vessels has remained steady. In addition, the Orange Acquisition has enabled the Company to capitalize on the demand for new vessel construction by government customers such as the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers. The age of barges and other vessels operated by the Company's customers has also led to a steady mix of repair activities.

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

  Conrad operated as an S corporation for federal and state income tax purposes since April 1, 1990. As a result, Conrad was not subject to federal or state income tax until after May 1998, and the entire earnings of Conrad were subject to tax directly at the shareholder level. In May 1998, Conrad's S election was terminated and thereafter Conrad became subject to corporate level income taxation. A one-time net deferred tax liability charge to earnings of $675,000 was made during the second quarter of 1998 in connection with the termination of its S Corporation status. Orange Shipbuilding was also taxed as an S corporation from April 1, 1995 to October 1, 1997, when it elected to terminate its S corporation status, and as a result became subject to corporate income taxes for periods commencing on or after such date. Orange Shipbuilding recorded a one-time net deferred tax liability of approximately $200,000 in the fourth quarter ended December 31, 1997.

  In the past, Conrad made distributions to its shareholders in order to fund their federal and state income tax liabilities that resulted from Conrad's S corporation status. In accordance with this practice, during the first quarter of 1998, Conrad distributed approximately $506,000 to its shareholders and distributed an additional $1.8 million prior to the effective date of the Offering to fund the shareholders' federal and state income tax liabilities estimated through the date of termination of its S corporation status.

  On May 22, 1998, prior to the Reorganization, Conrad made an additional $10 million distribution ("Shareholder Distribution") to its shareholders, which amount represented undistributed earnings of Conrad, estimated through the date of the termination of Conrad's S corporation status, on which Conrad's shareholders incurred federal and state income taxes. Conrad also made a distribution of certain nonoperating assets with a fair market value of approximately $406,000 to its shareholders prior to the completion of the Offering. The distributions of cash and non-operating assets were made prior to the completion of the Offering, and Conrad funded the Shareholder Distributions with borrowing under its revolving credit facility, which borrowings were repaid with proceeds of the Offering.

  In the first quarter of 1998, Conrad issued shares of restricted common stock to William H. Hidalgo, the President and Chief Executive Officer, and Cecil A. Hernandez, the Vice President-Finance and Administration and Chief Financial Officer, in consideration of past services rendered. The agreements related to such restricted stock provide that 50% of the shares of common stock issued to each such executive would be subject to forfeiture in the event of the voluntary termination of employment by such executive for other than "good reason" prior to the expiration of the initial three-year term of employment specified in the employment agreement of such executive, provided that such restriction would lapse in the event of (i) the termination by the Company of such executive's employment for reasons other than "cause" (as defined) or (ii) the death, disability or retirement (at or after the age of 65) of such executive and will also lapse with respect to 33 1/3% of such restricted shares on each of the first three anniversaries of the completion of the Offering. The shares of common stock of Conrad issued to Mr. Hidalgo and Mr. Hernandez were exchanged, respectively, for 385,695 and 153,819 shares of common stock of the Company pursuant to the Reorganization. In connection with the issuance of shares of Conrad common stock, Mr. Hidalgo and Mr. Hernandez, executed promissory notes in the amounts of $239,870 and $97,400, respectively, representing their tax liabilities paid by the Company. These tax notes were repaid in full by Mr. Hidalgo and Mr. Hernandez in July 1998. In connection with the issuance of these shares to Messrs. Hidalgo and Hernandez, the Company estimated it would recognize aggregate compensation expense of $8.6 million, of which $4.3 million was recognized in the first quarter of 1998 and the remainder was estimated to be recognized over a three-year vesting period, of which $360,000 was expensed in the second quarter of 1998. During the third quarter of 1998 the executives surrendered and the Company cancelled an aggregate 247,277 of their restricted shares in order to eliminate the recurring compensation expense associated with the lapse of the restrictions. As a result of the cancellation of the restricted shares, the remainder of the estimated compensation expense of $4.0 million will not be recognized in the future. On November 3, 1998, the executives were awarded options to purchase an aggregate of 400,000 shares of Company common stock at the market price of the stock on the date of the award.

Results of Operations

  The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented.

                                     Years Ended December 31,
                               ----------------------------------------
                                 1998            1997            1996
                               --------         -------         -------
Financial Data:
Revenue
  Vessel construction........  $ 31,754   68.6% $10,671   48.2% $11,421   49.3%
  Repair and conversions.....    14,559   31.4%  11,446   51.8%  11,753   50.7%
                               --------         -------         -------
    Total revenue............    46,313  100.0%  22,117  100.0%  23,174  100.0%
                               --------         -------         -------
Cost of Revenue
  Vessel construction........    23,560   74.2%   7,250   67.9%   8,678   76.0%
  Repair and conversions.....    10,560   72.5%   7,782   68.0%   8,325   70.8%
                               --------         -------         -------
    Total Cost of revenue....    34,120   73.7%  15,032   68.0%  17,003   73.4%
                               --------         -------         -------
Gross Profits
  Vessel construction........     8,194   25.8%   3,421   32.1%   2,743   24.0%
  Repair and conversions.....     3,999   27.5%   3,664   32.0%   3,428   29.2%
                               --------         -------         -------
    Total gross profit.......    12,193   26.3%   7,085   32.0%   6,171   26.6%
S G & A expenses.............     3,515    7.6%   2,242   10.1%   1,847    8.0%
Non-Cash executive
 compensation................     4,676   10.1%      --    0.0%      --    0.0%
                               --------         -------         -------
Income from operations.......     4,002    8.6%   4,843   21.9%   4,324   18.7%
Interest Expense.............     1,425    3.1%     126    0.6%      96    0.4%
Other expenses (income),
 net.........................      (284)  -0.6%    (188)  -0.9%     (70)  -0.3%
                               --------         -------         -------
Income before income taxes...     2,861    6.2%   4,905   22.2%   4,298   18.5%
Income taxes.................     1,932    4.2%      --    0.0%      --    0.0%
Cumulative deferred tax
 provision...................       675    1.5%      --    0.0%      --    0.0%
                               --------         -------         -------
Net income...................  $    254    0.5% $ 4,905   22.2% $ 4,298   18.5%
                               ========         =======         =======
Pro Forma Data:
Income before income taxes as
 reported above..............  $  2,861    6.2% $ 4,905   22.2% $ 4,298   18.5%
Pro forma provision for
 income taxes................     2,596    5.6%   1,815    8.2%   1,590    6.9%
                               --------         -------         -------
Pro forma net income.........  $    265    0.6% $ 3,090   14.0% $ 2,708   11.7%
                               ========         =======         =======
EBITDA (1)...................  $10, 927   23.6% $ 5,693   25.7% $ 5,122   22.1%
                               ========         =======         =======
Operating Data: Labor Hours..       663             386             413

--------
(1) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of common stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  The Company's results of operations for the year ended December 31, 1997 do not include information relative to Orange Shipbuilding and thus only present Conrad's results of operations for that period.

  During the year ended December 31, 1998, the Company generated revenue of $46.3 million, an increase of $24.2 million, or 109.4%, compared to $22.1 million generated in 1997. The increase was due to a $17.0 million increase in vessel construction attributable to the inclusion of the activities of Orange Shipbuilding in the results of operations of the Company for the year, and a $4.1 million increase in vessel construction and $3.1 million increase in repair and conversion revenue at Conrad for the year. The increase at Conrad was primarily attributable to increased demand as offshore oil and gas activity increased and to the types of jobs completed or in progress during 1998 which required more material and equipment as compared to projects completed or in progress in 1997.

  Gross profit increased $5.1 million, or 72.1%, to $12.2 million (26.3% of revenue) in 1998 as compared to gross profit of $7.1 million (32.0% of revenue) in 1997. The increase was due primarily to an increase of $4.0 million at Orange Shipbuilding, $800,000 in other vessel new construction and $300,000 in repair and conversion. The decrease in gross profit as a percentage of revenue was primarily due to an increase in the types of jobs completed or in progress during 1998 which required more material and equipment than that required for projects completed or in progress in 1997.

  Selling, general and administrative expenses increased $1.3 million to $3.5 million (7.6% of revenue) for 1998 as compared to $2.2 million (10.1% of revenue) for 1997, primarily due to an $801,000 increase in goodwill and loan cost amortization, a $415,000 increase in salary and wages, an increase of $175,000 in legal and accounting fees and a decrease of $359,000 in bonus expense.

  Income before income taxes decreased $2.0 million to $2.9 million for 1998 as compared to $4.9 million for 1997, primarily due to the non-cash executive compensation charge of $4.7 million (described in "Recent Events") and interest expense of $1.4 million.

  The Company had net income of $254,000 for 1998 compared to $4.9 million for 1997. Net income for 1998 was impacted by the non-cash compensation charge of $4.7 million, interest expense of $1.4 million, a one time deferred income tax charge of $675,000 for such period related to the Company's conversion from an S corporation to a C corporation and income taxes of $1.9 million. The Company was an S corporation during 1997 and not subject to income taxes at the corporate level.

  Pro forma net income decreased $2.8 million to $265,000 for 1998 as compared to pro forma net income of $3.1 million for 1997 primarily due to the non-cash executive compensation charge of $4.7 million (described in "Recent Events") and interest expense of $1.4 million. Pro forma net income gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all the periods presented. Pro forma net income excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  During the year ended December 31, 1997, Conrad generated revenue of $22.1 million, a decrease of approximately $1.1 million, or 4.6%, compared to $23.2 million generated in 1996. This decrease was due primarily to a $750,000, or 6.6% decrease in new construction and a $307,000, or 2.6%, decrease in conversions and repairs. The decrease in revenue from new vessel construction during 1997 occurred primarily because the mix of jobs completed or in progress during 1997 required less materials and equipment as compared to projects completed or in progress in 1996. The decrease in conversion and repair revenue was primarily attributable to (i) a slight decrease in the availability of skilled laborers and (ii) downtime on one of the Company's drydocks while it was being modified to facilitate the movement of vessels from the drydock to dockside land repair areas.

  Gross profit increased $914,000, or 14.8%, to $7.1 million (32.0% of revenue) in 1997 as compared to gross profit of $6.2 million (26.6% of revenue) in 1996, This increase was primarily due to increase in negotiated prices for fixed price contracts, increase in negotiated labor rates for conversion and repair services, improved efficiencies resulting form multi-vessel contracts, the absence of a charge of approximately $510,000 incurred in 1996 relating to the settlement of a contract dispute and a decrease of approximately $360,000 in insurance costs. The contract dispute settlement represented the amount of contract retainage and billings for change orders for one job that the customer refused to pay due to a delay in the delivery of the vessel. The delay in the delivery of the vessel was caused by the change orders submitted by the customer. The Company elected to settle this dispute in lieu of lengthy and costly litigation. The Company realized a profit with respect to this project taking into account this settlement.

  Selling, general and administrative expenses increased to $2.2 million (10.1% of revenue) in 1997 as compared to $1.8 million (8.0% of revenue) in 1996 due to an increase in administrative wages, bonuses, payroll taxes and 401 (k) expenses in 1997 as compared to 1996.

  Income before income taxes increased $607,000, or 14.1%, to $4.9 million (22.2% of revenue) in 1997 as compared to $4.3 million (18.5% of revenue) in 1996. This increase resulted primarily from the factors discussed above.

Liquidity and Capital Resources

  The Company completed the Offering on June 15, 1998 in which it sold 2.1 million shares of common stock for net proceeds of $23.7 million ($ 1.4 million of which was received in July 1998) after underwriting discounts of $1.8 million. The Company used all of the proceeds to repay $10.0 million of indebtedness under the Company's revolving credit facility (the" Revolving Credit Facility") and the remaining net proceeds were used to repay $13.7 million of the approximately $25.0 million of indebtedness under a term loan (the "Term Loan").

  Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $2.0 million, $6.1 million, and $5.3 million for 1998, 1997, and 1996 respectively. The decrease in 1998 was primarily due to increase in accounts receivable and net change in billings related to cost and estimated earnings on uncompleted contracts of $5.6 million. The increases in 1997 and 1996 were principally due to increases in net income, accounts payable and accrued expenses and billings related to costs and estimated earnings on uncompleted contracts, offset by changes in accounts receivable. The Company has borrowed in the past to expand its facilities and to fund the Orange Acquisition. The Company had a net reduction in debt of $15.4 million in 1998, net borrowings for all credit arrangements were $24.1 million during 1997, primarily in connection with the Orange Acquisition and a net reduction in debt of $668,000 in 1996. The Company's working capital position was $7.7 million, $7.8 million, and $4.4 million at December 31, 1998, 1997, and 1996, respectively.

  The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. Capital expenditures were $1.7 million for 1998 for improvements to facilities and equipment, of which approximately $887,000 was for a major improvement to a drydock. Capital expenditures totaled $1.1 million in 1997, which included major repairs to drydocks, purchases of equipment and additions to facilities, and $2.0 million in 1996, of which $1.0 million was for the purchase of the Amelia property. Other investing activities in 1997 included the acquisition of Orange Shipbuilding for $22.8 million (net of cash acquired).

  The Company has entered into a loan agreement with a commercial bank (the "Loan Agreement"), which specifies the terms of the Term Loan and the Revolving Credit Facility. The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions. The Revolving Credit Facility bears interest on the same terms as the Term Loan and matures on April 30, 1999. A fee of 0.25% per annum on the unused portion of the Revolving Credit Facility will be charged quarterly. The Company borrowed $10.0 million under the Revolving Credit Facility prior to the

Reorganization in order to fund part of the Shareholder Distributions as further described in Recent Events. The
$10.0 million of indebtedness was paid from the proceeds as detailed above and thus the $10 million Revolving Credit Facility remains available for future use. The Loan Agreement contains customary restrictive covenants and financial ratio test, including a current ratio requirement of 1.5 to 1.0, that could limit the Company's use of available capacity under the Revolving Credit Facility. The Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness.

  In December 1997, Conrad borrowed $25.0 million on a term loan basis to fund the purchase price of the Orange Acquisition. Interest on the Term Loan accrues at LIBOR plus 2.0% until March 18, 1999, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Company is currently utilizing the LIBOR rate option and the interest rate at December 31, 1998 was 7.41% per annum. The Term Loan required the payment of interest only until May 1998 and thereafter the Term Loan is payable in 70 monthly principal payments of $209,000 plus interest, with a final payment due on April 2004. The Term Loan is secured by substantially all of the Company's assets. During June 1998, the Company repaid $12.3 million of the outstanding indebtedness under the Term Loan with a portion of the net proceeds of the Offering. The Term Loan was reduced by an additional $1.4 million in July 1998 with additional proceeds of the Offering. The Company additionally commenced principal repayments in June, resulting in a balance due under the Term Loan of $9.9 million at December 31, 1998.

  For 1998 net cash used in financing activities was $4.7 million. This net decrease was composed of cash provided from borrowings of the Revolving Credit Facility of $10.0 million, borrowings on insurance finance notes of $687,000 and net proceeds from sale of common stock of $23.0 million less cash used in the principal repayment of debt of $26.1 million and distributions to shareholders of $12.3 million prior to the effective date of the Offering. Net cash provided by (used in) financing activities for 1997 and 1996 was $22.1 million and ($2.6) million, respectively. The increase was principally due to the incurrence of the Term Loan in 1997 to fund the purchase price of the Orange Acquisition.

  Management believes that the Company's existing working capital, cash flows from operations and available borrowing under the Revolving Credit Facility will be adequate to meet its working capital needs and planned capital expenditures for property and equipment through 1999. The Company may pursue attractive acquisition opportunities if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

  Due to the relatively low levels of inflation experienced in fiscal 1998, 1997, and 1996, inflation did not have a significant effect on the results of the Company in those fiscal years.

Year 2000 Compliance

  The Company is in the process of assessing its critical information technology (IT) systems and non-IT systems and is developing and initiating a plan to address deficiencies. The Company believes that it is on schedule to successfully implement the required systems and equipment modifications necessary to make the Company's critical systems Year 2000 compliant by mid-1999.

  The Company's critical IT systems are comprised primarily of a PC-based general ledger accounting software package and related application modules, a fixed asset system, payroll system and requisition system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant are being made in conjunction with the Company's planned upgrade cycle, which should be completed prior to June 30, 1999.

  Non-IT systems are comprised primarily of computer-controlled equipment and electronic devices, including equipment with embedded microprocessors which are used to operate equipment at the Company's production and repair facilities. Additionally, telephone systems and other office-based electronic equipment were considered in the assessment of non-IT systems. With respect to production and repair facilities, the Company's assessment indicates that there will be no disruption in the operations of its equipment as a result of the Year 2000 problem. The Company plans to conduct testing of its equipment with manufacturers' representatives during the first quarter of 1999 to verify the current assessment. With respect to other office based non-IT systems, the Company's assessment found that it will be necessary to replace or modify some existing equipment, which should be completed by mid-1999.

  The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $45,000, exclusive of software and systems that are being upgraded in the normal business cycle. Approximately $2,000 has been spent in modifying and upgrading systems and equipment to date. The costs incurred to date and future costs with respect to Year 2000 compliance are expected to be funded with cash from operations.

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

New Accounting Pronouncements

  During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No., 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehensive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company has adopted SFAS 130 and has concluded that no additional Statement of Comprehensive Income within its consolidated financial statements is required at this time. In addition, the Company has considered the implications of SFAS 131 and has included the required disclosures within the notes to the consolidated financial statements.

  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets and eliminating certain disclosures requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company has considered the implications of SFAS 132 and has concluded that no additional disclosure is required at this time.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 111"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has considered the implications of SFAS 133 and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

Item 8. Financial Statements and Supplementary Data

  The financial statements and supplementary data required by this item are incorporated under Item 14, Part IV of this Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   Part III.

Item 10. Directors and Executive Officers of the Registrant

  The information required by this Item as to the directors and executive officers of Conrad Industries is hereby incorporated by reference from the company's definitive proxy statement prepared in connection with the 1999 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the company's fiscal year on December 31, 1998.

Item 11. Executive Compensation

  The information required by this Item is hereby incorporated by reference from the company's definitive proxy statement which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the company's proxy statement under the sub-heading "Report of the Compensation Committee" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item as to the ownership by management and others of securities of Conrad Industries is hereby incorporated by reference from the company's definitive proxy statement prepared in connection with the 1999 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the company's fiscal year on December 31, 1998.

Item 13. Certain Relationships and Related Transactions

  The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference from the company's definitive proxy statement prepared in connection with the 1999 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the company's fiscal year on December 31, 1998.

                                   Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) Documents Filed as a Part of this Report

  1. Financial Statements:

                                                                           Page
                                                                           ----
   Independent Auditors' Report..........................................  F-1
   Consolidated Balance Sheets as of December 31, 1998 and 1997..........  F-2
   Consolidated Statements of Operations for the Years Ended December 31,
    1998, 1997 and 1996..................................................  F-3
   Consolidated Statement of Shareholders' Equity for the Years Ended
    December 31, 1998, 1997 and 1996.....................................  F-4
   Consolidated Statements of Cash Flows for the Years Ended December 31,
    1998, 1997 and 1996..................................................  F-5
   Notes to Consolidated Financial Statements............................  F-6

  All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

  2. Exhibits:

  Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission and the NASDAQ--National Market System. Upon request to the company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

 Exhibits                              Description
 --------                              -----------
  *3.1    --Amended and Restated Certificate of Incorporation.
  *3.2    --Amended and Restated Bylaws.
   4.1    --Specimen Common Stock Certificate (filed as Exhibit 4 to the company's Registration Statement on Form 8-A and incorporated by reference herein).
  *4.2    --Registration Rights Agreement by and among Conrad Industries, Inc.,
           J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John
           P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan
           Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court
           Trust, The James P. Conrad Trust, William H. Hidalgo, and Cecil A.
           Hernandez.
  *4.3    --Registration Rights Agreement between Conrad Industries, Inc. and
           Morgan Keegan & Company, Inc.
  10.1    --Stock Purchase Agreement dated as of December 12, 1997, by and among Conrad Shipyard, Inc., Orange Shipbuilding, Thomas E. Clary,
           Robert D. Clary and George B. Clary (filed as Exhibit 10.1 to the company's Registration Statement on Form S-1 (Registration No. 33-
           49773) and incorporated by reference herein).
  10.2    --Loan Agreement, dated as of March 19, 1998, by and among Whitney
           National Bank, Conrad Shipyard, Inc. and Orange Shipbuilding (filed as Exhibit 10.2 to the company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
  10.3    --Loan Agreement, dated as of May 22, 1998, by and among Whitney
           National Bank, Conrad Shipyard, Inc. and Orange Shipbuilding (filed as Exhibit 10.3 to the company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
  10.4    --Stock Exchange Agreement, dated as of March 31, 1998, by and among
           Conrad Industries, Inc., Conrad Shipyard, Inc., Orange Shipbuilding,
           John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr.
           Trust, The Daniel T. Conrad Trust, The Glenn Alan Conrad Trust, The
           Kenneth C. Conrad Trust, the Katherine C. Court Trust, The James P.
           Court Trust, William H. Hidalgo and Cecil A. Hernandez (filed as
           Exhibit 10.4 to the company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
  10.5**  --Conrad Industries, Inc. 1998 Stock Plan (filed as Exhibit 10.5 to the company's Registration Statement on Form S-1 (Registration No.
           33-49773) and incorporated by reference herein).
  10.6**  --Officer and Director Indemnification Agreement (filed as Exhibit
           10.6 to the Company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
 *10.7**  --Employment Agreement between Conrad Shipyard, Inc. and J. Parker
           Conrad.
 *10.8**  --Employment Agreement between Conrad Shipyard, Inc. and John Parker
           Conrad, Jr.
 *10.9**  --Employment Agreement between Conrad Shipyard, Inc. and William H.
           Hidalgo.
 *10.10** --Employment Agreement between Conrad Shipyard, Inc. and Cecil A.
           Hernandez.

 Exhibits                             Description
 --------                             -----------
 *10.11** --Employment Agreement between Orange and Ralph C. Thon.
          --Warrant Agreement between the Conrad Industries, Inc. and Morgan
 *10.12    Keegan & Company, Inc.
 *21.1    --Subsidiaries of Conrad Industries, Inc.
 *27.1    --Financial Data Schedule.

--------
 * Filed herewith.
** Management contract or compensation plan.

 (b) Reports on Form 8-K:

  Conrad Industries did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1998.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Conrad Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Conrad Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conrad Industries, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 24, 1999

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 December 31,
                                                                ---------------
                            ASSETS                               1998    1997
                            ------                              ------- -------
CURRENT ASSETS:
  Cash and cash equivalents.................................... $ 3,074 $ 7,551
  Accounts receivable, net.....................................   7,682   4,467
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.......................................   2,692   2,499
  Inventories..................................................     230     139
  Other current assets.........................................     562     638
                                                                ------- -------
    Total current assets.......................................  14,240  15,294
PROPERTY, PLANT AND EQUIPMENT, net.............................  18,104  18,304
COST IN EXCESS OF NET ASSETS ACQUIRED..........................  14,963  15,294
OTHER ASSETS...................................................     212      53
                                                                ------- -------
TOTAL ASSETS................................................... $47,519 $48,945
                                                                ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................................. $ 1,650 $ 1,997
  Accrued employee costs.......................................     215     448
  Accrued expenses.............................................   1,255     725
  Current maturities of long-term debt.........................   2,594   1,801
  Billing in excess of costs and estimated earnings on
   uncompleted contracts.......................................     848   2,563
                                                                ------- -------
    Total current liabilities..................................   6,562   7,534
LONG-TERM DEBT, less current maturities........................   7,318  23,537
DEFERRED INCOME TAXES..........................................   3,157   2,595
                                                                ------- -------
    Total liabilities..........................................  17,037  33,666
                                                                ------- -------
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares authorized,
   7,077,723 shares outstanding in 1998 and 4,660,486 shares
   outstanding in 1997.........................................      71      47
  Additional paid-in capital...................................  27,780     156
  Retained earnings............................................   2,631  15,076
                                                                ------- -------
    Total shareholders' equity.................................  30,482  15,279
                                                                ------- -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $47,519 $48,945
                                                                ======= =======

                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
REVENUE.............................................. $46,313  $22,117  $23,174
COST OF REVENUE......................................  34,120   15,032   17,003
                                                      -------  -------  -------
GROSS PROFIT.........................................  12,193    7,085    6,171
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........   3,515    2,242    1,847
EXECUTIVE COMPENSATION EXPENSE.......................   4,676       --       --
                                                      -------  -------  -------
INCOME FROM OPERATIONS...............................   4,002    4,843    4,324
INTEREST EXPENSE.....................................  (1,425)    (126)     (96)
OTHER INCOME.........................................     284      188       70
                                                      -------  -------  -------
INCOME BEFORE INCOME TAXES...........................   2,861    4,905    4,298
PROVISION FOR INCOME TAXES...........................   1,932       --       --
PROVISION FOR CUMULATIVE DEFERRED TAXES..............     675       --       --
                                                      -------  -------  -------
NET INCOME........................................... $   254  $ 4,905  $ 4,298
                                                      =======  =======  =======
Net income per common share:
  Basic and diluted.................................. $  0.04  $  1.05  $  0.92
                                                      =======  =======  =======
Weighted average common shares outstanding:
  Basic and diluted..................................   6,167    4,660    4,660
                                                      =======  =======  =======
Unaudited pro forma data (Note 6):
  Income before income taxes as reported above....... $ 2,861  $ 4,905  $ 4,298
  Pro forma provision for income taxes...............   2,596    1,815    1,590
                                                      -------  -------  -------
  Pro forma net income............................... $   265  $ 3,090  $ 2,708
                                                      =======  =======  =======
  Pro forma net income per share..................... $  0.04  $  0.55
                                                      =======  =======
  Common and equivalent shares outstanding...........   6,569    5,577
                                                      =======  =======


                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                           Common Stock
                          $0.01 Par Value      Additional   Unearned
                          ------------------    Paid-in      Stock     Retained
                          Shares     Amount     Capital   Compensation Earnings   Total
                          ------     -------   ---------- ------------ --------  -------
BALANCE, JANUARY 1,
 1996...................     4,660    $   47    $   156      $   --    $ 9,829   $10,032
Distributions...........        --        --         --          --     (1,951)   (1,951)
Net income..............        --        --         --          --      4,298     4,298
                          --------    ------    -------      ------    -------   -------
BALANCE, DECEMBER 31,
 1996...................     4,660        47        156          --     12,176    12,379
Distributions...........        --        --         --          --     (2,005)   (2,005)
Net income..............        --        --         --          --      4,905     4,905
                          --------    ------    -------      ------    -------   -------
BALANCE, DECEMBER 31,
 1997...................     4,660        47        156          --     15,076    15,279
Distributions...........        --        --         --          --    (12,699)  (12,699)
Stock issued to
 executives.............       540         5      8,627      (4,316)        --     4,316
Amortization of unearned
 stock compensation.....        --        --         --         360         --       360
Stock cancellation......      (247)       (2)    (3,954)      3,956         --        --
Sale of common stock,
 net of underwriting
commissions and
 transaction costs of
 $2,528.................     2,125        21     22,951          --         --    22,972
Net income..............        --        --         --          --        254       254
                          --------    ------    -------      ------    -------   -------
BALANCE, DECEMBER 31,
 1998...................     7,078    $   71    $27,780      $   --    $ 2,631   $30,482
                          ========    ======    =======      ======    =======   =======


                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Years Ended December
                                                               31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      -------  -------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................... $   254  $ 4,905  $4,298
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization....................   2,249      850     798
    Deferred income tax provision....................     663       --      --
    Provision for bad debts..........................      --       --     510
    Executive compensation expense...................   4,676       --      --
    Other............................................      65       --     115
    Changes in assets and liabilities, net of effect
     of acquisition:
      Accounts receivable............................  (3,215)  (1,086)   (752)
      Net change in billings related to cost and
       estimated earnings on uncompleted contracts...  (2,341)     794     139
      Inventory and other assets.....................    (192)     (35)    337
      Accounts payable and accrued expenses..........    (171)     686    (132)
                                                      -------  -------  ------
        Net cash provided by operating activities....   1,988    6,114   5,313
                                                      -------  -------  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary, net of cash acquired....      --  (22,819)     --
  Capital expenditures for plant and equipment.......  (1,718)  (1,053) (1,961)
                                                      -------  -------  ------
        Net cash used in investing activities........  (1,718) (23,872) (1,961)
                                                      -------  -------  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net............  22,972       --      --
  Proceeds from issuance of debt.....................  10,687   25,338   1,229
  Principal repayments of debt....................... (26,113)  (1,233) (1,897)
  Distributions to shareholders...................... (12,293)  (2,005) (1,951)
                                                      -------  -------  ------
        Net cash (used in) provided by financing
         activities..................................  (4,747)  22,100  (2,619)
                                                      -------  -------  ------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.........................................  (4,477)   4,342     733
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........   7,551    3,209   2,476
                                                      -------  -------  ------
CASH AND CASH EQUIVALENTS, END OF YEAR............... $ 3,074  $ 7,551  $3,209
                                                      =======  =======  ======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
  Interest paid...................................... $ 1,531  $    20  $   99
                                                      =======  =======  ======
  Taxes paid......................................... $ 1,557  $    --  $   --
                                                      =======  =======  ======
NONCASH ACTIVITIES:
  Issuance of stock to executives.................... $ 4,676  $    --  $   --
                                                      =======  =======  ======
  Distributions of assets to shareholders............ $   406  $    --  $   --
                                                      =======  =======  ======

                See notes to consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation--The consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the "Company") which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. New construction work and the majority of repair work is performed on a fixed-price basis, but the Company also performs some repair work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated.

  The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The shareholders of Conrad entered into an Exchange Agreement pursuant to which they have exchanged their shares of common stock of Conrad for shares of common stock of the Company (the "Reorganization"). In accordance with the terms of the Exchange Agreement, the shareholders of Conrad received a number shares of common stock in direct proportion to their relative shareholdings in Conrad. As a result of the Reorganization, the Company is a holding company whose only assets consist of all the outstanding shares of capital stock of Conrad. Conrad continues to own all of the outstanding stock of Orange Shipbuilding.

  On December 12, 1997, Conrad acquired all of the outstanding shares of Orange Shipbuilding for $25,817,000 (See Note 2). The acquisition has been accounted for by the purchase method. Accordingly, the operations of Orange Shipbuilding are included in the Company's operations for the year ended December 31, 1998. Due to the close proximity of the acquisition date to Conrad's fiscal year end, results of operations subsequent to the acquisition for Orange Shipbuilding are not included in the accompanying statement of operations for the year ended December 31, 1997. The results of operations of Orange Shipbuilding from the date of acquisition to the end of Conrad's 1997 fiscal year were not significant. The acquisition was funded with a $25.0 million short-term promissory note and existing cash (See Note 5).

  Prior to the Reorganization and the completion of its initial public offering (the "Offering"), Conrad made an election to terminate their S corporation status and became subject to federal and state income tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record a one-time charge to earnings a deferred tax liability of $675,000 in the second quarter of 1998. Prior to the completion of the Offering, Conrad made a $10.0 million distribution to its shareholders, which represented undistributed earnings of Conrad, estimated through the date of the termination of the S corporation status, on which Conrad's current shareholders have incurred federal and state income taxes. The distribution was funded with borrowings under a $10.0 million revolving credit facility. The facility bears interest on the same terms as the term loan referred to above and matures on April 30, 1999.

  On June 15, 1998, the Company completed its initial public offering in which it sold 2.0 million shares of common stock. The Company received net proceeds from the Offering of $22.3 million. The net proceeds were used to repay $12.3 million of indebtedness under the term loan and $10.0 million of indebtedness under the revolving credit facility.

  On July 13, 1998, the underwriters of the Offering exercised 125,000 shares of common stock of their over-allotment option. The net proceeds for the over-allotment exercise of $1.4 million were used to repay indebtedness on the term loan.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition--The Company is engaged in various types of construction under long-term construction contracts. The accompanying financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the estimated cost, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is equal to the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of cost incurred during the period plus the fee earned.

  Contract costs include all direct material, labor, and subcontracting costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance costs. Revisions in estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  Indirect costs are allocated to contracts and to self-constructed equipment and improvements on the basis of direct labor charges.

  Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, on deposit and short-term investments with original maturities of three months or less.

  Property, Plant and Equipment--Property, plant and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets which range from three to forty years. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred. Management reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based on the excess of the asset's carrying amount over its fair value.

  Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired is amortized on a straight-line basis over twenty years. Management of Conrad periodically reviews the carrying value of the excess cost in relation to the current and expected undiscounted cash flows of the business which benefits therefrom in order to assess whether there has been a permanent impairment of the excess cost of the net purchased assets. Accumulated amortization on excess cost was $783,000 at December 31, 1998.

  Inventories--Inventories consist primarily of excess job cost items and supplies. They are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

  Income Per Share--In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share and weighted average share amounts for all years presented have been restated to conform to the requirements of SFAS 128. See
Note 6.

  Fair Value of Financial Instruments--The carrying amounts of the Company's financial instruments including cash and cash equivalents, receivables, payables and long-term debt closely approximates fair value at December 31, 1998 and 1997.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Stock-Based Compensation--Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 6.

  New Accounting Pronouncements--During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehensive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas and major customers. The Company has adopted SFAS 130 and has concluded that no additional Statement of Comprehensive Income within its consolidated financial statements is required at this time. In addition, the Company has considered the implications of SFAS 131 and has included the required disclosures within the notes to the consolidated financial statements. See
Note 11.

  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets, and eliminating certain disclosure requirements no longer considered to be useful. The new disclosure requirements are designed to improve the understandability of benefit disclosures for final analysis. The Company has considered the implications of SFAS 132 and has concluded that no additional disclosure is required at this time.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has considered the implications of SFAS 133 and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.

2. ACQUISITION

  On December 12, 1997, Conrad acquired all of the outstanding shares of common stock of Orange Shipbuilding, a shipyard in Orange, Texas, for $25,817,000, which includes the costs of acquisition. The acquisition was funded with a $25.0 million promissory note (see Note 5) and existing cash. The acquisition has been accounted for under the purchase method. The final purchase price was allocated to the net assets acquired (net book value of $6,758,000) based on their estimated fair values at the date of acquisition as follows (in thousands):

   Current assets, other than cash..................................... $ 1,425
   Property, plant and equipment.......................................   9,588
   Liabilities assumed.................................................  (3,940)
   Cost in excess of net assets acquired...............................  15,746
                                                                        -------
   Purchase price, net of cash acquired ($2,998)....................... $22,819
                                                                        =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Prior to the sale of its common stock to Conrad, the former stockholders of Orange Shipbuilding elected to terminate its status as an S corporation for federal income tax purposes. Accordingly, it became liable for federal income taxes beginning October 1, 1997. The liabilities assumed by Conrad include a current income tax liability of approximately $515,0000 related to the operations of Orange Shipbuilding from October 1, 1997 until the acquisition date and a deferred income tax liability of $2,595,000 primarily relating to the difference in the book and tax basis of property and equipment at the acquisition date.

  The following unaudited pro forma summary presents the consolidated results of operations of Conrad as if the purchase acquisition had occurred on January 1, 1996 and includes the financial information of Orange Shipbuilding for its fiscal years ended September 30, 1996 and 1997 (in thousands, except per share data):

                                                                1997    1996
                                                               ------- -------
   Revenues................................................... $35,922 $29,636
                                                               ======= =======
   Net income................................................. $ 7,185 $ 2,201
                                                               ======= =======
   Net income per common share:
     Basic and diluted........................................ $  1.54 $  0.47
                                                               ======= =======
   Pro forma net income adjusted for income taxes related to
    operations as S corporation............................... $ 4,644
                                                               =======
   Pro forma net income per share............................. $  0.83
                                                               =======

  The above unaudited pro forma amounts have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, additional depreciation expense for assets recorded at fair market value at the date of acquisition, additional interest expense for borrowings, and an adjustment to conform the revenue recognition policy for contracts in progress. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996, or of future results of operations of the consolidated entities.

3.RECEIVABLES

  Receivables consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                 1998    1997
                                                                ------- ------
   U.S. Government:
     Amounts billed............................................ $ 3,705 $   26
     Unbilled costs and estimated earnings on uncompleted
      contracts................................................     558    542
                                                                ------- ------
                                                                  4,263    568
   Commercial:
     Amounts billed............................................   3,977  4,441
     Unbilled costs and estimated earnings on uncompleted
      contracts................................................   2,134  1,957
                                                                ------- ------
       Total................................................... $10,374 $6,966
                                                                ======= ======

  Included above in amounts billed is an allowance for doubtful accounts of $20,000 and $16,000 at December 31, 1998 and 1997, respectively. During 1996, the allowance included $510,000 charged to expense relating to the resolution of a contract dispute. During 1998 and 1997, there were no significant transactions recorded in the allowance for doubtful accounts.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at December 31, 1998, substantially all is expected to be collected within the next twelve months.

  Information with respect to uncompleted contracts as of December 31, 1998 and 1997 is as follows (in thousands):

                                                                1998    1997
                                                               ------- -------
   Costs incurred on uncompleted contracts.................... $20,945 $11,040
   Estimated earnings.........................................   6,922   4,633
                                                               ------- -------
                                                                27,867  15,673
   Less billings to date......................................  26,023  15,737
                                                               ------- -------
                                                               $ 1,844 $   (64)
                                                               ======= =======

  The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                 1998   1997
                                                                ------ ------
Costs and estimated earnings in excess of billings on
 uncompleted contracts......................................... $2,692 $2,499
Billings in excess of cost and estimated earnings on
 uncompleted contracts.........................................    848  2,563
                                                                ------ ------
    Total...................................................... $1,844 $  (64)
                                                                ====== ======

4.PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                1998     1997
                                                               -------  -------
Land.......................................................... $ 2,477  $ 2,459
Buildings and improvements....................................  10,879   10,469
Machinery and equipment.......................................   5,220    4,982
Drydocks and bulkheads........................................   6,919    5,578
Barges and boat...............................................     480      933
Office and automotive.........................................     710      626
Construction in progress......................................      --      810
                                                               -------  -------
                                                                26,685   25,857
Less accumulated depreciation.................................  (8,581)  (7,553)
                                                               -------  -------
                                                               $18,104  $18,304
                                                               =======  =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

5.LONG-TERM DEBT

  Long-term debt consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                1998    1997
                                                               ------  -------
Term loan--Bank, variable interest rate (7.41% at December
 31, 1998), due
 April 30, 2004..............................................  $9,822  $25,000
Short-term financing agreement, 8.29% interest rate, due
 September 1, 1998...........................................      --      338
Short-term financing agreement, 7.72% interest rate, due June
 9, 1999.....................................................      90       --
                                                               ------  -------
                                                                9,912   25,338
Less current maturities......................................  (2,594)  (1,801)
                                                               ------  -------
                                                               $7,318  $23,537
                                                               ======  =======

  In December 1997, Conrad entered into a $25.0 million promissory note with a commercial bank to fund the acquisition of Orange Shipbuilding (see Note 2). Principal and interest at an 8.0% annual rate were payable monthly. Subsequent to year end, Conrad refinanced this short-term obligation into a term loan. The term loan bears interest at LIBOR rate plus 2.0% until March 18, 1999. Conrad will then have the option to convert the interest rate to either the lender's prime rate less 0.5% or LIBOR rate plus 2.0%. Interest only was payable monthly until May 1998. Thereafter the term loan became payable in 70 monthly principal payments of $209,000 plus interest with a final payment due in April 2004. The Company used $13.7 million of the proceeds from the Offering and the over-allotment exercise to repay indebtedness under the term loan. The term loan is secured by substantially all of Conrad's assets and is guaranteed up to $2.0 million by J. Parker Conrad, Co-Chairman of the Board of Directors. The term loan restricts the payment of dividends by the Company. The term loan is conditioned upon Conrad remaining in compliance with the covenants of the loan agreement and maintaining certain financial ratios. As of December 31, 1998, Conrad was in compliance with these covenants.

  In May 1998, Conrad entered into a $10.0 million revolving credit facility which may be used for working capital and other general corporate purposes, including the funding of acquisitions. The facility bears interest on the same terms as the term loan referred above and matures on April 30, 1999. A fee of 0.25% per annum on the unused portion of the line of credit will be charged quarterly. At December 31, 1998, $10.0 million was available under the facility.

  The Company enters into short-term notes payable to finance certain of its insurance premiums. At December 31, 1998 and 1997 the amounts outstanding related to these notes payable were $90,000 and $338,000, respectively. The notes are secured by Conrad's insurance policies and provide for annual interest rates of 7.72% and 8.29% at December 31, 1998 and 1997, respectively.

  Annual maturities of long-term debt at December 31, 1998 are as follows (in thousands):

                                                                         Amount
                                                                         -------
      1999.............................................................. $ 2,598
      2000..............................................................   2,508
      2001..............................................................   2,508
      2002..............................................................   2,298
                                                                         -------
                                                                         $ 9,912
                                                                         =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

6.SHAREHOLDERS' EQUITY

 Income Per Share

  In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share and weighted average share amounts for all prior periods have been restated to conform to the requirements of SFAS 128. The number of weighted average shares outstanding for basic and diluted income per share was 6,167,310, 4,660,486 and 4,660,486 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Proforma income per share consists of the Company's historical income as an S corporation, adjusted for income taxes that would have been recorded had the Company operated as a C corporation and excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision. This amount is divided by the weighted average shares of common stock outstanding which are increased to reflect additional shares to pay the $10.0 million distribution of estimated undistributed earnings to shareholders (916,591 shares). All such additional shares are based on the offering price of $12.00 per share, net of offering expenses.

 Stock Issuance to Executive Officers

  In the first quarter of 1998, Conrad issued shares of common stock to William H. Hidalgo, the President and Chief Executive Officer, and Cecil A. Hernandez, the Vice President-Finance and Administration and Chief Financial Officer, in consideration of past services rendered. The agreements related to such restricted stock provide that fifty percent of the shares of common stock issued to each such executive would be subject to forfeiture in the event of the voluntary termination of employment by such executive for other than "good reason" prior to the expiration of the initial three-year term of employment specified in the employment agreement of such executive, provided that such restriction would lapse in the event of (i) the termination by the Company of such executive's employment for reasons other than "cause" (as defined) or
(ii) the death, disability or retirement (at or after the age of 65) of such executive and will also lapse with respect to 33 1/3% of such restricted shares on each of the first three anniversaries of the completion of the Offering. The shares of common stock of Conrad issued to Mr. Hidalgo and Mr. Hernandez were exchanged, respectively, for 385,695 and 153,819 shares of common stock of the Company pursuant to the Reorganization. In connection with the issuance of shares of Conrad common stock, Mr. Hidalgo and Mr. Hernandez, executed promissory notes in the amounts of $239,870 and $97,400, respectively, representing their tax liabilities paid by the Company. These tax notes were repaid in full by Mr. Hidalgo and Mr. Hernandez in July 1998. In connection with the issuance of these shares to Messrs. Hidalgo and Hernandez, the Company estimated it would recognize aggregate compensation expense of $8.6 million, of which $4.3 million was recognized in the first quarter of 1998 and the remainder was estimated to be recognized over a three-year vesting period, of which $360,000 was expensed in the second quarter of 1998. During the third quarter of 1998 the executives surrendered and the Company canceled 247,277 of their restricted shares in order to eliminate the recurring compensation expense associated with the lapse of the restrictions. As a result of the cancellation of the shares, the remainder of the estimated compensation expense of $4.0 million will not be recognized in the future. On November 3, 1998, the executives were awarded options to purchase an aggregate of 400,000 shares of Company stock at the market price of the stock on the date of the award.

 Stock Option Plan

  The Company established the 1998 Stock Plan (the "Stock Plan") in March 1998. The Stock Plan permits the granting of any or all of the following types of awards ("Awards"): stock appreciation rights, stock options,

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES restricted stock, dividend equivalents, performance units, automatic director options, phantom shares, limited stock appreciation rights, bonus stock and cash tax rights. All officers and employees of, and any consultants to the Company or any affiliate of the Company will be eligible for participation in all Awards under the Stock Plan other than directors options. The non-employee directors of the Company will only receive automatic grants of Director options. Awards granted under the Stock Plan have a maximum term of ten years. A total of 700,000 shares have been authorized and reserved for issuance. No awards may be granted under the Stock Plan after March 31, 2008.

  The following is a summary of the option activity for the year ended December 31, 1998:

                                                                       Number of
                                                                        Options
                                                                       ---------
   Outstanding at January 1, 1998.....................................       --
   Grants.............................................................  537,500
   Forfeited..........................................................   (9,000)
   Exercised..........................................................       --
                                                                        -------
   Outstanding at December 31, 1998...................................  528,500
                                                                        =======

  The following table summarizes information about stock options outstanding at December 31, 1998:

               Options Outstanding       Options Exercisable
Exercise  ------------------------------ --------------------
 Price                Weighted  Weighted             Weighted
 Range                 Average  Average              Average
  Per       Number    Remaining Exercise   Number    Exercise
 Share    Outstanding   Life     Price   Exercisable  Price
--------  ----------- --------- -------- ----------- --------
 $ 6.75     528,500   9.7 years  $6.75     43,630     $6.75

  During the fourth quarter of 1998, 121,000 options previously issued during the second quarter with an exercise price of $12.00 were repriced to an exercise price of $6.75 which was equal to the fair value of the Company's common stock on the repricing date.

  Options granted under the Stock Plan during 1998 have various vesting rights ranging from six months to two and one-half years from the date of the grant.

  The Company accounts for options granted under the Stock Plan as prescribed by APB 25 and, accordingly, no compensation expense has been recognized for stock options granted as the exercise price of all stock options granted under the Stock Plan was equal to the fair value of the Company's common stock at the date of grant. Had compensation cost for the Stock Plan been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and net income per share amounts would have approximated the following proforma amounts (in thousands, except per share data):

                                                                December 31,
                                                                    1998
                                                               ---------------
                                                                  As     Pro
                                                               Reported Forma
                                                               -------- ------
   Net income (loss)..........................................  $ 254   $ (139)
   Net income (loss) per share:
   Basic and diluted..........................................  $0.04   $(0.02)

  The weighted average fair value of options granted during the year ended December 31, 1998 was $3.40. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) no dividend yield, (ii) expected volatility of 75.4%, (iii) risk-free interest rate of 5.15%, and (iv) expected life of 2.8 years.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

 Warrants

  In June 1998, the Company issued to the Underwriter involved in the Offering, warrants to purchase 72,000 shares of common stock exercisable for five years at the initial public offering price of $12.00 per share. At December 31, 1998, no warrants had been exercised.

7.EMPLOYEE BENEFITS

  In August 1997, Conrad established a 401(k) plan that covers all employees who meet certain eligibility requirements. Contributions to the plan by Conrad are made at the discretion of the Board of Directors. Contribution expense was $88,000 and $42,000 for the years ended December 31, 1998 and 1997, respectively.

8.INCOME TAXES

  Prior to the Reorganization and the completion of its initial public offering, Conrad made an election to terminate their S corporation status and became subject to federal and state income tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record a one-time charge to earnings a deferred tax liability of $675,000 in the second quarter of 1998. The Company has provided for income taxes relating to the operation of Orange Shipbuilding since its acquisition on December 12, 1997.

  Income taxes are now accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of the asset and liability approach for financial accounting and reporting for income taxes.

  The Company has provided for Federal and State income taxes as follows (in thousands):

                                                                           1998
                                                                          ------
   Current provision..................................................... $1,944
   Deferred provision....................................................    663
                                                                          ------
                                                                          $2,607
                                                                          ======

  State income taxes included above are not significant for the year presented.

  The pro forma provision for income taxes varied from the Federal statutory income tax rate due to the following (in thousands):

                                                                        1998
                                                                     -----------
                                                                     Amount  %
                                                                     ------ ----
   Taxes at Federal statutory rate.................................. $1,001 35.0
   Non-deductible executive compensation expense....................  1,275 44.6
   Non-deductible goodwill amortization.............................    273  9.5
   State income taxes...............................................     47  1.6
                                                                     ------ ----
     Total.......................................................... $2,596 90.7
                                                                     ====== ====

  Deferred income taxes represent the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 1998 and 1997 (1997 related to Orange Shipbuilding) are as follows (in thousands):

                                                                 1998    1997
                                                                ------  ------
   Deferred Tax Liabilities:
     Differences between book and tax basis of property, plant
      and equipment...........................................  $3,157  $2,595
   Deferred Tax Assets:
     Contracts in progress....................................    (129)   (230)
                                                                ------  ------
   Net deferred tax liabilities...............................  $3,028  $2,365
                                                                ======  ======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  The net deferred tax liabilities are included in the following balance sheet captions (in thousands):

                                                                  1998    1997
                                                                 ------  ------
   Non-current deferred income tax liabilities.................. $3,157  $2,595
   Accrued expenses.............................................   (129)   (230)
                                                                 ------  ------
   Net deferred tax liabilities................................. $3,028  $2,365
                                                                 ======  ======

9.SALES TO MAJOR CUSTOMERS

  Sales to various customers, which amount to 10% or more of the Company's total revenues for the three years ended December 31, 1998, 1997 and 1996 are summarized as follows (in thousands):

                                                  1998         1997        1996
                                               -----------  ----------  ----------
                                               Amount   %   Amount  %   Amount  %
                                               ------- ---  ------ ---  ------ ---
Customer A.................................... $12,693  27%
Customer B....................................   7,303  16%
Customer C....................................   5,230  11%
Customer D....................................              $4,604  21%
Customer E....................................               3,395  15%
Customer F....................................               2,351  11%
Customer G....................................                          $3,735  16%
Customer H....................................                           3,407  15%
Customer I....................................                           2,351  10%

10.RELATED PARTY TRANSACTIONS

  The Company purchases in its ordinary course of business certain components from Johnny's Propeller Shop, Inc., a company wholly owned by John P. Conrad, Jr., Co-Chairman of the Board of Directors. Total purchases for the three years ended December 31, 1998, 1997 and 1996 were $171,000, $164,000 and
$121,000, respectively. The Company believes that such transactions were made on a competitive basis at market prices.

  In 1991, the Company and J. Parker Conrad, Co-Chairman of the Board of Directors entered into a Key Executive Insurance Agreement pursuant to which each year the Company had paid $20,000 of the annual premium due under an insurance policy on Mr. Conrad's life and it was the beneficiary of $650,000 of the death benefit under the policy. During the year ended December 31, 1998, the Company and Mr. Conrad agreed to terminate this agreement, allowing Mr. Conrad to select the beneficiary of the death benefit. The Company did not pay the annual premium for the year ended December 31, 1998.

  As discussed in Note 5 to the financial statements, J. Parker Conrad has guaranteed the indebtedness under the term loan up to $2.0 million.

11.SEGMENT AND RELATED INFORMATION

  The Company classifies its business into two segments:

 Vessel Construction

  The Company constructs a variety of marine vessels, including large and small deck barges, single and double hull tank barges, lift boats, push boats, offshore tug boats and offshore support vessels. The Company also fabricates components of offshore drilling rigs and floating production, storage and offloading vessels including sponsons, stability columns, blisters, pencil columns and other modular components.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

 Repair and Conversions

  The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. The Company also derives a significant amount of revenue from repairs made as a result of periodic inspections required by the U.S. Coast Guard, the American Bureau of Shipping and other regulatory agencies.

  The Company evaluates the performance of its segments based upon gross profit. Selling, general and administrative expenses, executive compensation expense, interest expense, other income (expense), and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, "Summary of Significant Accounting Policies". Intersegment sales and transfers are not significant.

  Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
Revenue:
  Vessel construction................................ $31,754  $10,671  $11,421
  Repair and conversions.............................  14,559   11,446   11,753
                                                      -------  -------  -------
    Total Revenue....................................  46,313   22,117   23,174
                                                      -------  -------  -------
Cost of Revenue:
  Vessel construction................................  23,560    7,250    8,678
  Repair and conversions.............................  10,560    7,782    8,325
                                                      -------  -------  -------
    Total Cost of Revenue............................  34,120   15,032   17,003
                                                      -------  -------  -------
Gross Profit:
  Vessel construction................................   8,194    3,421    2,743
  Repair and conversions.............................   3,999    3,664    3,428
                                                      -------  -------  -------
    Total Gross Profit...............................  12,193    7,085    6,171
Selling, General and Administrative Expenses.........   3,515    2,242    1,847
Executive Compensation Expense.......................   4,676       --       --
                                                      -------  -------  -------
Income from Operations...............................   4,002    4,843    4,324
Interest Expense.....................................  (1,425)    (126)     (96)
Other Income.........................................     284      188       70
                                                      -------  -------  -------
Income before Income Taxes...........................   2,861    4,905    4,298
Provision for Income Taxes...........................   1,932       --       --
Provision for Cumulative Deferred Taxes..............     675       --       --
                                                      -------  -------  -------
Net Income........................................... $   254  $ 4,905  $ 4,298
                                                      =======  =======  =======

  Certain other financial information of the Company by segment is as follows (in thousands):

                                                                  Years Ended
                                                                  December 31,
                                                                ----------------
                                                                 1998  1997 1996
                                                                ------ ---- ----
Depreciation and Amortization Expense:
  Vessel construction.......................................... $  813 $269 $262
  Repair and conversion........................................    511  481  456
  Included in selling, general and administrative expenses.....    925  100   80
                                                                ------ ---- ----
    Total Depreciation and Amortization Expense................ $2,249 $850 $798
                                                                ====== ==== ====

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Total assets and capital expenditures of the Company by segment are as follows (in thousands):

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Total Assets:
  Vessel construction.................................. $35,245 $35,438 $ 3,239
  Repair and conversion................................   7,554   6,598   6,752
  Other................................................   4,720   6,909   5,245
                                                        ------- ------- -------
    Total Assets....................................... $47,519 $48,945 $15,236
                                                        ======= ======= =======
Capital Expenditures:
  Vessel construction.................................. $   330 $    82 $    58
  Repair and conversion................................     806     741   1,585
  Other................................................     582     230     318
                                                        ------- ------- -------
    Total Capital Expenditures......................... $ 1,718 $ 1,053 $ 1,961
                                                        ======= ======= =======

  Certain assets and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

  Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

12.COMMITMENTS AND CONTINGENCIES

  At December 31, 1998 and 1997, the Company had outstanding a contract performance bond issued by a third party in the amount of $3,660,000.

  The Company has employment agreements with certain of its executive officers which generally provide for an initial term of three years and minimum annual total compensation of $851,000.

  The Company is a party to various legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

13.SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Consolidated operating results for the four quarters of 1998 and 1997 were as follows (in thousands, except per share data):

                                                  Quarter Ended
                                  ---------------------------------------------
                                  March 31, June 30, September 30, December 31,
                                  --------- -------- ------------- ------------
Fiscal 1998
Revenue.........................   11,569    12,418     12,794        9,532
Gross profit....................    3,429     3,749      3,084        1,931
Net income (loss)...............   (2,478)    1,004      1,317          410
Net income (loss) per share:
  Basic and diluted.............    (0.53)     0.18       0.18         0.06
Pro forma net income (loss).....   (2,603)    1,080      1,317          410
Pro forma net income (loss) per
 share..........................    (0.47)     0.17       0.18         0.06
Fiscal 1997
Revenue.........................    5,546     5,005      5,903        5,663
Gross profit....................    1,736     1,530      1,922        1,898
Net income......................    1,232     1,028      1,366        1,280
Net income per share:
  Basic and diluted.............     0.26      0.22       0.29         0.27
Pro forma net income............      776       648        861          806
Pro forma net income per share..     0.14      0.12       0.15         0.14

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONRAD INDUSTRIES, INC.

                                          By:      /s/ William H. Hidalgo
                                             ----------------------------------

                                                    William H. Hidalgo
Date: March 31, 1999                           President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                      Title
                                                                     Date

      /s/ J. Parker Conrad           Co-Chairman of the        March 31, 1999
-----------------------------------   Board of Directors
         J. Parker Conrad

     /s/ John P. Conrad, Jr.         Co-Chairman of the        March 31, 1999
-----------------------------------   Board of Directors
        John P. Conrad, Jr.

     /s/ William H. Hidalgo          President, Chief          March 31, 1999
-----------------------------------   Executive Officer and
        William H. Hidalgo            Director (Principal
                                      Executive Officer)

     /s/ Cecil A. Hernandez          Vice President--          March 31, 1999
-----------------------------------   Finance and
        Cecil A. Hernandez            Administration,
                                      Chief Financial
                                      Officer, Secretary
                                      and Director
                                      (Principal Financial
                                      Officer and
                                      Principal Accounting
                                      Officer)

     /s/ Michael J. Harris           Director                  March 31, 1999
-----------------------------------
         Michael J. Harris

    /s/ Louis J. Michot, Jr.         Director                  March 31, 1999
-----------------------------------
       Louis J. Michot, Jr.

  /s/ Richard E. Roberson, Jr.       Director                  March 31, 1999
-----------------------------------
     Richard E. Roberson, Jr.


                               INDEX TO EXHIBITS


 Exhibits                              Description
 --------                              -----------
  *3.1    --Amended and Restated Certificate of Incorporation.
  *3.2    --Amended and Restated Bylaws.
   4.1    --Specimen Common Stock Certificate (filed as Exhibit 4 to the company's Registration Statement on Form 8-A and incorporated by reference herein).
  *4.2    --Registration Rights Agreement by and among Conrad Industries, Inc.,
           J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John
           P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan
           Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court
           Trust, The James P. Conrad Trust, William H. Hidalgo, and Cecil A.
           Hernandez.
  *4.3    --Registration Rights Agreement between Conrad Industries, Inc. and
           Morgan Keegan & Company, Inc.
  10.1    --Stock Purchase Agreement dated as of December 12, 1997, by and among Conrad Shipyard, Inc., Orange Shipbuilding, Thomas E. Clary,
           Robert D. Clary and George B. Clary (filed as Exhibit 10.1 to the company's Registration Statement on Form S-1 (Registration No. 33-
           49773) and incorporated by reference herein).
  10.2    --Loan Agreement, dated as of March 19, 1998, by and among Whitney
           National Bank, Conrad Shipyard, Inc. and Orange Shipbuilding (filed as Exhibit 10.2 to the company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
  10.3    --Loan Agreement, dated as of May 22, 1998, by and among Whitney
           National Bank, Conrad Shipyard, Inc. and Orange Shipbuilding (filed as Exhibit 10.3 to the company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
  10.4    --Stock Exchange Agreement, dated as of March 31, 1998, by and among
           Conrad Industries, Inc., Conrad Shipyard, Inc., Orange Shipbuilding,
           John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr.
           Trust, The Daniel T. Conrad Trust, The Glenn Alan Conrad Trust, The
           Kenneth C. Conrad Trust, the Katherine C. Court Trust, The James P.
           Court Trust, William H. Hidalgo and Cecil A. Hernandez (filed as
           Exhibit 10.4 to the company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
  10.5**  --Conrad Industries, Inc. 1998 Stock Plan (filed as Exhibit 10.5 to the company's Registration Statement on Form S-1 (Registration No.
           33-49773) and incorporated by reference herein).
  10.6**  --Officer and Director Indemnification Agreement (filed as Exhibit
           10.6 to the Company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
 *10.7**  --Employment Agreement between Conrad Shipyard, Inc. and J. Parker
           Conrad.
 *10.8**  --Employment Agreement between Conrad Shipyard, Inc. and John Parker
           Conrad, Jr.
 *10.9**  --Employment Agreement between Conrad Shipyard, Inc. and William H.
           Hidalgo.
 *10.10** --Employment Agreement between Conrad Shipyard, Inc. and Cecil A.
           Hernandez.
 *10.11** --Employment Agreement between Orange and Ralph C. Thon.
 *10.12   --Warrant Agreement between the Conrad Industries, Inc. and Morgan
           Keegan & Company, Inc.
 *21.1    --Subsidiaries of Conrad Industries, Inc.
 *27.1    --Financial Data Schedule.

--------
 * Filed herewith.
** Management contract or compensation plan.