Form 10-Q
period 1999-03-31
CONRAD INDUSTRIES INC
filed 1999-05-13
CIK 1059167

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                      For the period ended March 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

             For the transition period from           to

                       Commission File Number 000-24263

                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 72-1416999
   (State of other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


          1501 Front Street
            P.O. Box 790                                  70381
       Morgan City, Louisiana                          (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code: (504) 384-3060

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

  As of May 12, 1999, 7,077,723 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                            Page
                                                                            ----
Part I. Financial Information
  Item 1. Financial Statements (Unaudited).................................   3
    Consolidated Balance Sheets March 31, 1999 and December 31, 1998.......   3
    Consolidated Statements of Operations Three Months Ended March 31, 1999
     and 1998..............................................................   4
    Consolidated Statements of Cash Flows Three Months Ended March 31, 1999
     and 1998..............................................................   5
    Notes to the Consolidated Financial Statements.........................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  11
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K.................................  17
Signature................................ .................................  18

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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                         March 31, December 31,
                         ASSETS                            1999        1998
                         ------                          --------- ------------
CURRENT ASSETS:
  Cash and cash equivalents.............................  $ 4,761    $ 3,074
  Accounts receivable, net..............................    5,824      7,682
  Costs and estimated earnings in excess of billings on
   uncompleted contracts................................    2,867      2,692
  Inventories...........................................      226        230
  Other current assets..................................    1,025        562
                                                          -------    -------
    Total current assets................................   14,703     14,240
PROPERTY, PLANT AND EQUIPMENT, net......................   17,926     18,104
COST IN EXCESS OF NET ASSETS ACQUIRED...................   14,766     14,963
OTHER ASSETS............................................      217        212
                                                          -------    -------
TOTAL ASSETS............................................  $47,612    $47,519
                                                          =======    =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable......................................  $ 1,476    $ 1,650
  Accrued employee costs................................      518        215
  Accrued expenses......................................    1,262      1,255
  Current maturities of long-term debt..................    2,553      2,594
  Billing in excess of costs and estimated earnings on
   uncompleted contracts................................      549        848
                                                          -------    -------
    Total current liabilities...........................    6,358      6,562
LONG-TERM DEBT, less current maturities.................    6,690      7,318
DEFERRED INCOME TAXES...................................    3,250      3,157
                                                          -------    -------
    Total liabilities...................................   16,298     17,037
                                                          -------    -------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,077,723 shares outstanding in 1999 and
   1998.................................................       71         71
  Additional paid-in capital............................   27,780     27,780
  Retained earnings.....................................    3,463      2,631
                                                          -------    -------
    Total shareholders' equity..........................   31,314     30,482
                                                          -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $47,612    $47,519
                                                          =======    =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Three Months
                                                                Ended March
                                                                    31,
                                                               ---------------
                                                                1999    1998
                                                               ------  -------
REVENUE....................................................... $9,460  $11,569
COST OF REVENUE...............................................  6,970    8,140
                                                               ------  -------
GROSS PROFIT..................................................  2,490    3,429
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..................    979      888
EXECUTIVE COMPENSATION EXPENSE................................     --    4,316
                                                               ------  -------
INCOME (LOSS) FROM OPERATIONS.................................  1,511   (1,775)
INTEREST EXPENSE..............................................   (178)    (503)
OTHER INCOME..................................................     66       93
                                                               ------  -------
INCOME (LOSS) BEFORE INCOME TAXES.............................  1,399   (2,185)
PROVISION FOR INCOME TAXES....................................    567      293
                                                               ------  -------
NET INCOME (LOSS)............................................. $  832  $(2,478)
                                                               ======  =======
Net income (loss) per common share:
  Basic and diluted........................................... $ 0.12  $ (0.53)
                                                               ======  =======
Weighted average common shares outstanding:
  Basic and diluted...........................................  7,078    4,666
                                                               ======  =======
Pro forma data (Note 3):
  Income (loss) before income taxes as reported above......... $1,399  $(2,185)
  Pro forma provision for income taxes........................    567      418
                                                               ------  -------
Pro forma net income (loss)................................... $  832  $(2,603)
                                                               ======  =======
Pro forma net income (loss) per share......................... $ 0.12  $ (0.47)
                                                               ======  =======
Common and equivalent shares outstanding......................  7,078    5,583
                                                               ======  =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                Three Months
                                                                Ended March
                                                                    31,
                                                               ---------------
                                                                1999    1998
                                                               ------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................... $  832  $(2,478)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization.............................    567      547
    Deferred income tax expense (benefit).....................     93      (84)
    Executive compensation expense............................     --    4,316
    Changes in assets and liabilities, net of effect of
     acquisition:
      Accounts receivable.....................................  1,858     (940)
      Net change in billings related to cost and estimated
       earnings on uncompleted contracts......................   (474)    (950)
      Inventory and other assets..............................   (466)    (736)
      Accounts payable and accrued expenses...................    136      (51)
                                                               ------  -------
        Net cash provided by (used in) operating activities...  2,546     (376)
                                                               ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for plant and equipment................   (190)  (1,073)
                                                               ------  -------
        Net cash used in investing activities.................   (190)  (1,073)
                                                               ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt..............................     --      524
  Principal repayments of debt................................   (669)    (328)
  Distributions to shareholders...............................     --     (506)
                                                               ------  -------
        Net cash used in financing activities.................   (669)    (310)
                                                               ------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........  1,687   (1,759)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................  3,074    7,551
                                                               ------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................... $4,761  $ 5,792
                                                               ======  =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
  Interest paid............................................... $  178  $   608
                                                               ======  =======
  Taxes paid.................................................. $  325  $    --
                                                               ======  =======
NONCASH ACTIVITIES:
  Issuance of stock to executives............................. $   --  $ 4,316
                                                               ======  =======

           See notes to unaudited consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the "Company") which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. New construction work and the majority of repair work is performed on a fixed-price basis, but the Company also performs some repair work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated. In the opinion of the management of the Company, the interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company's audited 1998 consolidated financial statements and related notes filed on Form 10-K for the year ended December 31, 1998.

  The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

  On December 12, 1997, Conrad acquired all of the outstanding shares of Orange Shipbuilding for $25,817,000. The acquisition has been accounted for by the purchase method. Accordingly, the operations of Orange Shipbuilding are included in the Company's operations of the three-month periods ended March 31, 1999 and 1998. The acquisition was funded with a $25.0 million short-term promissory note and existing cash.

  Subsequent to December 31, 1997, Conrad refinanced the $25.0 million promissory note into a term loan. The loan bears interest at LIBOR rate plus 2.0% until September 18, 1999. Conrad will then have the option to convert the interest rate to either the lender's prime rate less 0.5% or LIBOR rate plus 2.0%. Interest only was payable until May 1998. Thereafter, the term loan became payable in seventy monthly principal payments of $209,000 plus interest with a final payment due in April 2004.

  Prior to the Reorganization and the completion of its initial public offering (the "Offering"), Conrad made an election to terminate their S corporation status and became subject to federal and state tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record a one-time charge to earnings a deferred tax liability of $675,000 in the second quarter of 1998. Prior to the completion of the Offering, Conrad made a $10.0 million distribution to its shareholders, which represented undistributed earnings of Conrad estimated through the date of the termination of the S corporation status, on which Conrad's current shareholders have incurred federal and state income taxes. The distribution was funded with borrowings under a $10.0 million revolving credit facility. The facility bears interest on the same terms as the term loan referred to above and matures on April 30, 1999. Subsequent to March 31, 1999, Conrad extended the maturity date on the revolving credit facility until July 31, 1999.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  On June 15, 1998, the Company completed its initial public offering in which it sold 2.0 million shares of common stock. The Company received net proceeds from the Offering of $22.3 million. The net proceeds were used to repay $12.3 million of indebtedness under the term loan and $10.0 million of indebtedness under the revolving credit facility.

  On July 13, 1998, the underwriters of the Offering exercised 125,000 shares of common stock of their over-allotment option. The net proceeds of the over-allotment exercise of $1.4 million were used to repay indebtedness on the term loan.

2. RECEIVABLES

  Receivables consisted of the following at March 31, 1999 and December 31, 1998 (in thousands):

                                                                 1999   1998
                                                                ------ -------
     U.S. Government:
       Amounts billed.......................................... $1,411 $ 3,705
       Unbilled costs and estimated earnings on uncompleted
        contracts..............................................  1,665     558
                                                                ------ -------
                                                                 3,076   4,263
     Commercial:
       Amounts billed..........................................  4,413   3,977
       Unbilled costs and estimated earnings on uncompleted
        contracts..............................................  1,202   2,134
                                                                ------ -------
         Total................................................. $8,691 $10,374
                                                                ====== =======

  Included above in amounts billed is an allowance for doubtful accounts of $20,000 at March 31, 1999 and December 31, 1998. During 1999 and 1998 there were no significant transactions recorded in the allowance for doubtful accounts.

  Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at March 31, 1999, substantially all is expected to be collected within the next twelve months.

  Information with respect to uncompleted contracts as of March 31, 1999 and December 31, 1998 is as follows (in thousands):

                                                                 1999    1998
                                                                ------- -------
     Costs incurred on uncompleted contracts................... $18,335 $20,945
     Estimated earnings........................................   6,168   6,922
                                                                ------- -------
                                                                 24,503  27,867
     Less billings to date.....................................  22,185  26,023
                                                                ------- -------
                                                                $ 2,318 $ 1,844
                                                                ======= =======

  The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                 1999   1998
                                                                ------ ------
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................... $2,867 $2,692
     Billings in excess of cost and estimated earnings on
      uncompleted contracts....................................    549    848
                                                                ------ ------
       Total................................................... $2,318 $1,844
                                                                ====== ======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

3. INCOME PER SHARE

  In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" and "diluted" income per share was 7,077,723 and 4,666,481 for the three months ended March 31, 1999 and 1998, respectively.

  Proforma income per share consists of the Company's historical income as an S corporation, adjusted for income taxes that would have been recorded had the Company operated as a C corporation and excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision. This amount is divided by the weighted average shares of common stock outstanding which were increased in 1998 to reflect sufficient additional shares to pay the $10.0 million distribution of estimated undistributed earnings to shareholders (916,591 shares). All such additional shares are based on the offering price of $12.00 per share, net of offering expenses.

4. SEGMENT AND RELATED INFORMATION

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

  The Company evaluates the performance of its segments based upon gross profit. Selling, general and administrative expenses, executive compensation expense, interest expense, other income (expense), and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, "Summary of Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 1998. Intersegment sales and transfers are not significant.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                              1999     1998
                                                            ------------------
Revenue:
  Vessel construction...................................... $  7,125 $   8,604
  Repair and conversions...................................    2,335     2,965
                                                            -------- ---------
    Total revenue..........................................    9,460    11,569
                                                            -------- ---------
Cost of revenue:
  Vessel construction......................................    5,074     6,158
  Repair and conversions...................................    1,896     1,982
                                                            -------- ---------
    Total cost of revenue..................................    6,970     8,140
                                                            -------- ---------
Gross profit:
  Vessel construction......................................    2,051     2,446
  Repair and conversions...................................      439       983
                                                            -------- ---------
    Total gross profit.....................................    2,490     3,429
Selling, general and administrative expenses...............      979       888
Executive compensation expense.............................       --     4,316
                                                            -------- ---------
Income (loss) from operations..............................    1,511    (1,775)
Interest expense...........................................    (178)      (503)
Other income...............................................       66        93
                                                            -------- ---------
Income (loss) before income taxes..........................    1,399    (2,185)
Provision for income taxes.................................      567       293
                                                            -------- ---------
Net income (loss).......................................... $    832 $  (2,478)
                                                            ======== =========

  Certain other financial information of the Company by segment is as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1999      1998
                                                            -------------------
Depreciation and amortization expense:
  Vessel construction...................................... $    203 $      199
  Repair and conversions...................................      131        117
  Included in selling, general and administrative
   expenses................................................      233        231
                                                            -------- ----------
    Total depreciation and amortization expense............ $    567 $      547
                                                            ======== ==========
Capital expenditures:
  Vessel construction...................................... $     23 $      119
  Repair and conversions...................................       18        724
  Other....................................................      149        230
                                                            -------- ----------
    Total capital expenditures............................. $    190 $    1,073
                                                            ======== ==========

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Total assets of the Company by segment is as follows at March 31, 1999 and December 31, 1998 (in thousands):

                                                                  1999    1998
                                                                 ------- -------
   Total assets:
     Vessel construction........................................ $36,112 $35,245
     Repair and conversions.....................................   6,415   7,554
     Other......................................................   5,085   4,720
                                                                 ------- -------
       Total assets............................................. $47,612 $47,519
                                                                 ======= =======

  Certain assets and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

  Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

5. COMMITMENTS AND CONTINGENCIES

  At March 31, 1999, the Company had outstanding a contract performance bond issued by a third party in the amount of $3.7 million.

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

6. NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q as well as the Company's annual report and Form 10-K for the year ended December 31, 1998.

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

  The Company completed its initial public offering of common stock (the "Offering") on June 15, 1998 in which it sold 2.1 million shares of common stock for net proceeds of $23.7 million ($1.4 million was received in July
1998) after underwriting discounts of $1.8 million. The Company used all of the proceeds to repay $10 million of indebtedness under the Company's revolving credit facility and the remaining net proceeds were used to repay $13.7 million of the approximately $25 million of indebtedness under a term loan.

  The demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. Demand for the Company's products and services has been adversely impacted recently by decreased activity in the offshore oil and gas industry. Activity by other commercial and government customers to construct new vessels to replace older vessels and upgrade the capacity or functionality of existing vessels has remained steady. In addition, the Orange Acquisition has enabled the Company to capitalize on the demand for new vessel construction by government customers such as the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers. The age of barges and other vessels operated by the Company's customers has also led to a steady mix of repair activities.

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

  On May 22, 1998, prior to the Reorganization, Conrad made an additional $10 million distribution ("Shareholder Distribution") to its shareholders which amount represented undistributed earnings of Conrad, estimated through the date of the termination of Conrad's S corporation status, on which Conrad's shareholders incurred federal and state income taxes. Conrad also made a distribution of certain nonoperating assets with a fair market value of approximately $406,000 to its shareholders prior to the completion of the Offering. The distributions of cash and non-operating assets were made prior to the completion of the Offering, and Conrad funded the Shareholder Distributions with borrowing under its revolving credit facility, which borrowings were repaid with proceeds of the Offering.

  In the first quarter of 1998, Conrad issued shares of restricted common stock to William H. Hidalgo, the President and Chief Executive Officer, and Cecil A. Hernandez, the Vice President-Finance and Administration and Chief Financial Officer, in consideration of past services rendered. The agreements related to such restricted stock provide that 50% of the shares of common stock issued to each such executive would be subject to forfeiture in the event of the voluntary termination of employment by such executive for other than "good reason" prior to the expiration of the initial three-year term of employment specified in the employment agreement of such executive, provided that such restriction would lapse in the event of (i) the termination by the Company of such executive's employment for reasons other than "cause" (as defined) or (ii) the death, disability or retirement (at or after the age of
65) of such executive and will also lapse with respect to 33 1/3% of such restricted shares on each of the first three anniversaries of the completion of the Offering. The shares of common stock of Conrad issued to Mr. Hidalgo and Mr. Hernandez were exchanged, respectively, for 385,695 and 153,819 shares of common stock of the Company pursuant to the Reorganization. In connection with the issuance of shares of Conrad common stock, Mr. Hidalgo and Mr. Hernandez, executed promissory notes in the amounts of $239,870 and $97,400, respectively, representing their tax liabilities paid by the Company. These tax notes were repaid in full by Mr. Hidalgo and Mr. Hernandez in July 1998. In connection with the issuance of these shares to Messrs. Hidalgo and Hernandez, the Company estimated it would recognize aggregate compensation expense of $8.6 million, of which $4.3 million was recognized in the first quarter of 1998 and the remainder was estimated to be recognized over a three-year vesting period, of which $360,000 was expensed in the second quarter of 1998. During the third quarter of 1998 the executives surrendered and the Company cancelled an aggregate 247,277 of their restricted shares in order to eliminate the recurring compensation expense associated with the lapse of the restrictions. As a result of the cancellation of the restricted shares, the remainder of the estimated compensation expense of $4.0 million will not be recognized in the future. On November 3, 1998, the executives were awarded options to purchase an aggregate of 364,043 shares of Company common stock at the market price of the stock on the date of the award. On March 2, 1999, Messrs. Hidalgo and Hernandez executed promissory notes payable to Conrad Industries bearing interest at 9.0% per annum in the amounts of $126,337 and $139,277, respectively, representing their tax liabilities in connection with common shares issued to them and surrendered during the third quarter of 1998.

Results of Operations

 The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

                                                Three Months Ended
                                                    March 31,
                                               -----------------------
                                                1999            1998
                                               ------          -------
Financial Data:
Revenue
  Vessel construction........................  $7,125   75.3 % $ 8,604   74.4 %
  Repair and conversions.....................   2,335   24.7 %   2,965   25.6 %
                                               ------          -------
    Total revenue............................   9,460  100.0 %  11,569  100.0 %
                                               ------          -------
Cost of revenue
  Vessel construction........................   5,074   71.2 %   6,158   71.6 %
  Repair and conversions.....................   1,896   81.2 %   1,982   66.8 %
                                               ------          -------
    Total cost of revenue....................   6,970   73.7 %   8,140   70.4 %
                                               ------          -------
Gross profit
  Vessel construction........................   2,051   28.8 %   2,446   28.4 %
  Repair and conversions.....................     439   18.8 %     983   33.2 %
                                               ------          -------
    Total gross profit.......................   2,490   26.3 %   3,429   29.6 %
S G & A expenses.............................     979   10.3 %     888    7.7 %
Non-cash executive compensation(1)...........      --    0.0 %   4,316   37.2 %
                                               ------          -------
Income (loss) from operations................   1,511   16.0 %  (1,775) (15.3)%
Interest expense.............................     178    1.9 %     503    4.3 %
Other expenses (income), net.................     (66)  (0.7)%     (93)  (0.8)%
                                               ------          -------
Income (loss) before income taxes............   1,399   14.8 %  (2,185) (18.9)%
Income taxes.................................     567    6.0 %     293    2.5 %
                                               ------          -------
Net income (loss)............................  $  832    8.8 % $(2,478) (21.4)%
                                               ======          =======
Pro Forma Data:
Income (loss) before income taxes as reported
 above.......................................  $1,399   14.8 % $(2,185) (18.9)%
Pro forma provision for income taxes(2)......     567    6.0 %     418    3.6 %
                                               ------          -------
Pro forma net income (loss)..................  $  832    8.8 % $(2,603) (22.5)%
                                               ======          =======
EBITDA(3)....................................  $2,078   22.0 % $ 3,088   26.7 %
                                               ======          =======
Operating Data: Labor hours..................     147              151

--------
(1) Represents, non-recurring, non-cash executive compensation expense related to the issuance of shares of common stock to executives by Conrad in the first quarter of 1998.
(2) Pro Forma data gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all periods presented.

(3) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of common stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

 Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998.

  During the three months ended March 31, 1999, the Company generated revenue of $9.5 million, a decrease of $2.1 million, or 18.2%, compared to $11.6 million in revenue for the three months ended March 31, 1998. The decrease was due to a $1.5 million decrease in vessel construction attributable to the types of jobs completed or in progress during the three months ended March 31, 1999 which required less material and equipment as compared to projects completed or in progress during the three months ended March 31, 1998, and a $630,000 decrease in repair and conversion revenue primarily attributable to decreased offshore oil and gas activity.

  Gross profit decreased $939,000, or 27.4%, to $2.5 million (26.3% of revenue) for the three months ended March 31, 1999 as compared to gross profit of $3.4 million (29.6% of revenue) for the three months ended March 31, 1998. The decrease was due to (1) a decrease in vessel construction gross profit of $395,000, or 16.1%, to $2.1 million (28.8% of vessel construction revenue) for the three months ended March 31, 1999 as compared to vessel construction gross profit of $2.4 million (28.4%of vessel construction revenue) for the three months ended March 31, 1998, and (2) a decrease in repair and conversion gross profit of $544,000, or 55.3%, to $439,000 (18.8% of repair and conversion revenue) for the three months ended March 31, 1999 as compared to repair and conversion gross profit of $983,000 (33.2% of repair and conversion revenue) for the three months ended March 31, 1998. The decrease in gross profit as a percentage of revenue was primarily due to the decrease in repair and conversion gross profit margins to 18.8% for the three months ended March 31, 1999 compared to 33.2% for the three months ended March 31, 1998. This decline was due to decreased demand for repair and conversions services, reduction in repair and conversion charge rates, and less complexity and shorter duration of repair and conversion jobs.

  Selling, general and administrative expenses increased $91,000, or 10.2%, to $979,000 for the three months ended March 31, 1999 as compared to $888,000 for the three months ended March 31, 1998, primarily due to an increase in costs related to operating as a public company. These cost included taxes and licenses, directors fees, printing cost and legal and accounting.

  Income before income taxes increased $3.6 million to $1.4 million for the three months ended March 31, 1999 as compared to a loss before income taxes of $2.2 million for the three months ended March 31, 1998, primarily due to the elimination of the non-recurring, non-cash executive compensation charge of $4.3 million (described in "Recent Events").

  The Company had net income of $832,000 for the three months ended March 31, 1999 as compared to a net loss of $2.5 million for the three months ended March 31, 1998. Net income for the three months ended March 31, 1998 was impacted by the non-recurring, non-cash compensation charge of $4.3 million (described in "Recent Events"). Interest expense decreased $325,000 to $178,000 for the three months ended March 31, 1999 as compared to interest expense of $503,000 for the three months ended March 31, 1998 due to repayment of debt during June 1998 with proceeds received from the Offering. Conrad was an S corporation during the three months ended March 31, 1998 and not subject to income taxes at the corporate level. Income tax expense during the there months ended March 31, 1998 was related to the operations of Orange Shipbuilding during this period.

  Pro forma net income increased $3.4 million to $832,000 for the three months ended March 31, 1999 as compared to pro forma net loss of $2.6 million for the three months ended March 31, 1998 primarily due to the non-recurring, non-cash executive compensation charge of $4.3 million (described in "Recent Events"). Pro forma net income gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all the periods presented.

Liquidity and Capital Resources

  The Company completed the Offering on June 15, 1998 in which it sold 2.1 million shares of common stock for net proceeds of $23.7 million ($ 1.4 million of which was received in July 1998) after underwriting discounts of $1.8 million. The Company used all of the proceeds to repay $10 million of indebtedness under the Company's revolving credit facility (the" Revolving Credit Facility") and the remaining net proceeds were used to repay $13.7 million of the approximately $25 million of indebtedness under a term loan (the "Term Loan").

  Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $2.5 million for the three months ended March 31, 1999 due to a decrease in accounts receivable, accounts payable and accrued expenses offset by changes and billings related to costs and estimated earnings on uncompleted contracts and other assets. The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. The Company's working capital position was $8.3 million at March 31, 1999 compared to $7.7 million at December 31, 1998.

  The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $190,000 for the three months ended March 31, 1999 was for improvements to facilities and equipment. Capital expenditures for plant and equipment were $1.1 million for the three months ended March 31, 1998, primarily for major improvements to drydocks.

  Net cash used in financing activities was $669,000 for the three months ended March 31, 1999 relating to the repayment of debt.

  The Company has entered into a loan agreement with the Whitney Bank (the "Loan Agreement"), which specifies the terms of the Term Loan and the Revolving Credit Facility. The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions. The Revolving Credit Facility bears interest on the same terms as the Term Loan and matures on July 31, 1999. A fee of 0.25% per annum on the unused portion of the Revolving Credit Facility will be charged quarterly. The Company borrowed $10.0 million under the Revolving Credit Facility prior to the Reorganization in order to fund part of the Shareholder Distributions as further described in Recent Events. The $10.0 million of indebtedness was paid from the proceeds as detailed above and thus the $10.0 million Revolving Credit Facility remains available for future use. The Loan Agreement contains customary restrictive covenants and financial ratio test, including a current ratio requirement of 1.5 to 1.0, that could limit the Company's use of available capacity under the Revolving Credit Facility. The Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness.

  In December 1997, Conrad borrowed $25.0 million on a term loan basis to fund the purchase price of the Orange Acquisition. Interest on the Term Loan accrues at LIBOR plus 2.0% until September 18, 1999, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Company is currently utilizing the LIBOR rate option and the interest rate at March 31, 1999 was 7.06% per annum. The Term Loan required the payment of interest only until May 1998 and thereafter the Term Loan is payable in 70 monthly principal payments of $209,000 plus interest, with a final payment due on April 2004. The Term Loan is secured by substantially all of the Company's assets. During June 1998, the Company repaid $12.3 million of the outstanding indebtedness under the Term Loan with a portion of the net proceeds of the Offering. The Term Loan was reduced by an additional $1.4 million in July 1998 with additional proceeds of the Offering. The Company additionally commenced principal repayments in June, resulting in a balance due under the Term Loan of $9.2 million at March 31, 1999.

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

Year 2000 Compliance.

  The Company is in the process of assessing its critical information technology (IT) systems and non-IT systems and has developed a plan to address deficiencies. The Company believes that it is on schedule to successfully implement the required systems and equipment modifications necessary to make the Company's critical systems Year 2000 compliant by mid-1999.

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

  Non-IT systems are comprised primarily of computer-controlled equipment and electronic devices, including equipment with embedded microprocessors which are used to operate equipment at the Company's production and repair facilities. Additionally, telephone systems and other office based electronic equipment were considered in the assessment of non-IT systems. With respect to production and repair facilities, the Company's assessment indicates that there will be no disruption in the operations of its equipment as a result of the Year 2000 problem. The Company is currently conducting final testing of its equipment and anticipates completion of testing during the second quarter of 1999. With respect to other office based non-IT systems, the Company's assessment found that it will be necessary to replace or modify some existing equipment, which should be completed by mid-1999.

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

New Accounting Pronouncement

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

    27--Financial Data Schedule

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

Date: May 13, 1999

                                          CONRAD INDUSTRIES, INC.

                                          By: /s/ CECIL A. HERNANDEZ
                                             ----------------------------------
                                             Cecil A. Hernandez
                                             Senior Vice President and
                                             Chief Financial Officer