Form 10-Q
period 1999-06-30
CONRAD INDUSTRIES INC
filed 1999-08-16
CIK 1059167

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

                      For the period ended June 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

             For the transition period from           to

                       Commission File Number 000-24263


                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 72-1416999
   (State of other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


          1501 Front Street                               70381
            P.O. Box 790                               (Zip Code)
       Morgan City, Louisiana
   (Address of principal executive
              offices)

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

  As of August 13, 1999, 7,077,723 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                           Page
                                                                           ----
Part I. Financial Information

  Item 1. Financial Statements (Unaudited)
    Consolidated Balance Sheets June 30, 1999 and December 31, 1998.......   3
    Consolidated Statements of Operations Three and Six Months Ended June
     30, 1999 and 1998....................................................   4
    Consolidated Statements of Cash Flows Six Months Ended June 30, 1999
     and 1998.............................................................   5
    Notes to the Consolidated Financial Statements........................   6

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  11

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K................................  17
Signature.................................................................  18

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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                  (Unaudited)

                                                          June 30, December 31,
                                                            1999       1998
                         ASSETS                           -------- ------------
CURRENT ASSETS:
  Cash and cash equivalents.............................. $ 5,420    $ 3,074
  Accounts receivable, net...............................   3,095      7,682
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................   3,209      2,692
  Inventories............................................     209        230
  Other current assets...................................   2,299        562
                                                          -------    -------
    Total current assets.................................  14,232     14,240

PROPERTY, PLANT AND EQUIPMENT, net.......................  17,667     18,104
COST IN EXCESS OF NET ASSETS ACQUIRED....................  14,569     14,963
OTHER ASSETS.............................................     207        212
                                                          -------    -------
TOTAL ASSETS............................................. $46,675    $47,519
                                                          =======    =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................... $   904    $ 1,650
  Accrued employee costs.................................     654        215
  Accrued expenses.......................................     485      1,255
  Current maturities of long-term debt...................   2,512      2,594
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.................................     657        848
                                                          -------    -------
    Total current liabilities............................   5,212      6,562
LONG-TERM DEBT, less current maturities..................   6,061      7,318
DEFERRED INCOME TAXES....................................   3,396      3,157
                                                          -------    -------
    Total liabilities....................................  14,669     17,037
                                                          -------    -------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,077,723 shares outstanding in 1999 and
   1998..................................................      71         71
  Additional paid-in capital.............................  27,780     27,780
  Retained earnings......................................   4,155      2,631
                                                          -------    -------
    Total shareholders' equity...........................  32,006     30,482
                                                          -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $46,675    $47,519
                                                          =======    =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                  (Unaudited)

                                              Three Months      Six Months
                                             Ended June 30,   Ended June 30,
                                             ---------------  ----------------
                                              1999    1998     1999     1998
                                             ------  -------  -------  -------
REVENUE..................................... $8,710  $12,418  $18,170  $23,987
COST OF REVENUE.............................  6,419    8,669   13,389   16,809
                                             ------  -------  -------  -------
GROSS PROFIT................................  2,291    3,749    4,781    7,178
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...................................  1,011      885    1,990    1,773
EXECUTIVE COMPENSATION EXPENSE..............     --      359       --    4,675
                                             ------  -------  -------  -------
INCOME FROM OPERATIONS......................  1,280    2,505    2,791      730
INTEREST EXPENSE............................   (161)    (502)    (339)  (1,005)
OTHER INCOME................................     57       86      123      179
                                             ------  -------  -------  -------
INCOME (LOSS) BEFORE INCOME TAXES...........  1,176    2,089    2,575      (96)
PROVISION FOR INCOME TAXES..................    484      410    1,051      703
PROVISION FOR CUMULATIVE DEFERRED TAXES.....     --      675       --      675
                                             ------  -------  -------  -------
NET INCOME (LOSS)........................... $  692  $ 1,004  $ 1,524  $(1,474)
                                             ======  =======  =======  =======
Net income (loss) per common share:
  Basic and diluted......................... $ 0.10  $  0.18  $  0.22  $ (0.29)
                                             ======  =======  =======  =======
Weighted average common shares outstanding:
  Basic and diluted.........................  7,078    5,662    7,078    5,167
                                             ======  =======  =======  =======
Pro forma data (Note 3):
  Income (loss) before income taxes as
   reported above........................... $1,176  $ 2,089  $ 2,575  $   (96)
  Pro forma provision for income taxes......    484    1,009    1,051    1,427
                                             ------  -------  -------  -------
  Pro forma net income (loss)............... $  692  $ 1,080  $ 1,524  $(1,523)
                                             ======  =======  =======  =======
  Pro forma net income (loss) per share..... $ 0.10  $  0.17  $  0.22  $ (0.25)
                                             ======  =======  =======  =======
  Common and equivalent shares outstanding..  7,078    6,367    7,078    5,977
                                             ======  =======  =======  =======


           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             -----------------
                                                              1999      1998
                                                             -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).......................................... $ 1,524  $ (1,474)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and amortization.............................   1,126     1,108
  Deferred income tax expense...............................     239       589
  Executive compensation expense............................      --     4,675
  Changes in assets and liabilities, net of effect of
   acquisition:
   Accounts receivable......................................   4,587       136
   Net change in billings related to cost and estimated
    earnings on uncompleted contracts.......................    (708)   (3,884)
   Inventory and other assets...............................  (1,720)     (966)
   Accounts payable and accrued expenses....................  (1,077)      608
                                                             -------  --------
    Net cash provided by operating activities...............   3,971       792
                                                             -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment...............    (286)   (1,485)
                                                             -------  --------
    Net cash used in investing activities...................    (286)   (1,485)
                                                             -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt.............................      --    10,687
 Principal repayments of debt...............................  (1,339)  (23,030)
 Distributions to stockholders..............................      --   (12,292)
 Proceeds from sale of common stock, net....................      --    21,628
                                                             -------  --------
    Net cash used in financing activities...................  (1,339)   (3,007)
                                                             -------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   2,346    (3,700)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   3,074     7,551
                                                             -------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................... $ 5,420  $  3,851
                                                             =======  ========
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid.............................................. $   339  $  1,111
                                                             =======  ========
 Taxes paid................................................. $ 1,452  $    340
                                                             =======  ========
NONCASH ACTIVITIES:
 Issuance of stock to executives............................ $    --  $  4,675
                                                             =======  ========
 Distributions of assets to stockholders.................... $    --  $    406
                                                             =======  ========

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

  The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

  On December 12, 1997, Conrad acquired all of the outstanding shares of Orange Shipbuilding for $25,817,000. The acquisition has been accounted for by the purchase method. Accordingly, the operations of Orange Shipbuilding are included in the Company's operations of the three-month and six-month periods ended June 30, 1999 and 1998. The acquisition was funded with a $25.0 million short-term promissory note and existing cash.

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

  Prior to the Reorganization and the completion of its initial public offering (the "Offering"), Conrad made an election to terminate their S corporation status and became subject to federal and state tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record a one-time charge to earnings a deferred tax liability of $675,000 in the second quarter of 1998. Prior to the completion of the Offering, Conrad made a $10.0 million distribution to its shareholders, which represented undistributed earnings of Conrad estimated through the date of the termination of the S corporation status, on which Conrad's current shareholders have incurred federal and state income taxes. The distribution was funded with borrowings under a $10.0 million revolving credit facility. The facility bears interest on the same terms as the term loan referred to above and matures on July 31, 1999. Subsequent to June 30, 1999, Conrad extended the maturity date on the revolving credit facility until October 31, 1999. Conrad has also received a commitment to renew the Revolving Credit Facility through April 30, 2001.

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

2. RECEIVABLES

  Receivables consisted of the following at June 30, 1999 and December 31, 1998 (in thousands):

                                                                 1999   1998
                                                                ------ -------
     U.S. Government:
       Amounts billed.......................................... $  461 $ 3,705
       Unbilled costs and estimated earnings on uncompleted
        contracts..............................................  1,736     558
                                                                ------ -------
                                                                 2,197   4,263
     Commercial:
       Amounts billed..........................................  2,634   3,977
       Unbilled costs and estimated earnings on uncompleted
        contracts..............................................  1,473   2,134
                                                                ------ -------
         Total................................................. $6,304 $10,374
                                                                ====== =======

  Included above in amounts billed is an allowance for doubtful accounts of $20,000 at June 30, 1999 and December 31, 1998. During 1999 and 1998 there were no significant transactions recorded in the allowance for doubtful accounts.

  Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at June 30, 1999, substantially all is expected to be collected within the next twelve months.

  Information with respect to uncompleted contracts as of June 30, 1999 and December 31, 1998 is as follows (in thousands):

                                                                 1999    1998
                                                                ------- -------
     Costs incurred on uncompleted contracts................... $23,022 $20,945
     Estimated earnings........................................   8,252   6,922
                                                                ------- -------
                                                                 31,274  27,867
     Less billings to date.....................................  28,722  26,023
                                                                ------- -------
                                                                $ 2,552 $ 1,844
                                                                ======= =======

  The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                 1999   1998
                                                                ------ ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................... $3,209 $2,692
   Billings in excess of cost and estimated earnings on
    uncompleted contracts......................................    657    848
                                                                ------ ------
     Total..................................................... $2,552 $1,844
                                                                ====== ======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

3. INCOME PER SHARE

  In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" and "diluted" income per share was 7,077,723 and 5,661,538 for the three months ended June 30, 1999 and 1998, respectively and 7,077,723 and 5,166,758 for the six months ended June 30, 1999 and 1998, respectively.

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

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Selected information as to the operations of the Company by segment is as follows (in thousands):

                                             Three Months
                                              Ended June       Six Months
                                                  30,        Ended June 30,
                                             --------------  ----------------
                                              1999    1998    1999     1998
                                             ------  ------  -------  -------
Revenue:
  Vessel construction....................... $6,758  $7,944  $13,883  $16,548
  Repair and conversions....................  1,952   4,474    4,287    7,439
                                             ------  ------  -------  -------
    Total revenue...........................  8,710  12,418   18,170   23,987
                                             ------  ------  -------  -------
Cost of revenue:
  Vessel construction.......................  4,831   5,688    9,905   11,846
  Repair and conversions....................  1,588   2,981    3,484    4,963
                                             ------  ------  -------  -------
    Total cost of revenue...................  6,419   8,669   13,389   16,809
                                             ------  ------  -------  -------
Gross profit:
  Vessel construction.......................  1,927   2,256    3,978    4,702
  Repair and conversions....................    364   1,493      803    2,476
                                             ------  ------  -------  -------
    Total gross profit......................  2,291   3,749    4,781    7,178
Selling, general and administrative
 expenses...................................  1,011     885    1,990    1,773
Executive compensation expense..............     --     359       --    4,675
                                             ------  ------  -------  -------
Income from operations......................  1,280   2,505    2,791      730
Interest expense............................   (161)   (502)    (339)  (1,005)
Other income................................     57      86      123      179
                                             ------  ------  -------  -------
Income (loss) before income taxes...........  1,176   2,089    2,575      (96)
Provision for income taxes..................    484     410    1,051      703
Provision for cumulative deferred taxes.....     --     675       --      675
                                             ------  ------  -------  -------
Net income (loss)........................... $  692  $1,004  $ 1,524  $(1,474)
                                             ======  ======  =======  =======

  Certain other financial information of the Company by segment is as follows (in thousands):

                                                          Three
                                                         Months    Six Months
                                                          Ended    Ended June
                                                        June 30,       30,
                                                        --------- -------------
                                                        1999 1998  1999   1998
                                                        ---- ---- ------ ------
Depreciation and amortization expense:
  Vessel construction.................................. $195 $203 $  398 $  402
  Repair and conversions...............................  131  134    262    250
  Included in selling, general and administrative
   expenses............................................  233  221    466    456
                                                        ---- ---- ------ ------
    Total depreciation and amortization expense........ $559 $558 $1,126 $1,108
                                                        ==== ==== ====== ======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          ------------------- -----------------
                                            1999      1998     1999     1998
                                          --------- --------- -----------------
       Capital expenditures:
         Vessel construction.............      $10       $145 $    33 $     264
         Repair and conversions..........       11        267      29       991
         Other...........................       75         --     224       230
                                          --------  --------- ------- ---------
           Total capital expenditures.... $     96  $     412 $   286 $   1,485
                                          ========  ========= ======= =========

  Total assets of the Company by segment is as follows at June 30, 1999 and December 31, 1998 (in thousands):

                                                                  1999    1998
                                                                 ------- -------
      Total assets:
        Vessel construction..................................... $34,555 $35,245
        Repair and conversions..................................   6,241   7,554
        Other...................................................   5,879   4,720
                                                                 ------- -------
          Total assets.......................................... $46,675 $47,519
                                                                 ======= =======

  Certain assets and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

  Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

5. COMMITMENTS AND CONTINGENCIES

  At June 30, 1999, the Company had outstanding contract performance bonds issued by a third party in the amount of $3,660,000. Subsequent to June 30, 1999, the Company executed an additional contract performance bond issued by a third party in the amount of $459,000.

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

  On November 3, 1998 and May 4, 1999, the executives were awarded options to purchase an aggregate of 364,043 and 35,957 shares, respectively, of Company common stock at the market price of the stock on the dates of the awards. On March 2, 1999 and April 15, 1999, Messrs. Hidalgo and Hernandez executed promissory notes payable to Conrad Industries bearing interest at 9.0% per annum in the amounts of $ 233,327 and $139,277, respectively, representing their tax liabilities in connection with common shares issued to them and surrendered during the third quarter of 1998

Results of Operations

  The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

                          Three Months Ended June
                                    30,                 Six Months Ended June 30,
                         ----------------------------  ------------------------------
                          1999           1998           1999            1998
                         ------         ------         -------         -------
Financial Data:
Revenue
 Vessel construction.... $6,758   77.6% $7,944   64.0% $13,883   76.4% $16,548   69.0%
 Repair and
  conversions...........  1,952   22.4%  4,474   36.0%   4,287   23.6%   7,439   31.0%
                         ------         ------         -------         -------
  Total revenue.........  8,710  100.0% 12,418  100.0%  18,170  100.0%  23,987  100.0%
                         ------         ------         -------         -------
Cost of revenue
 Vessel construction....  4,831   71.5%  5,688   71.6%   9,905   71.3%  11,846   71.6%
 Repair and
  conversions...........  1,588   81.4%  2,981   66.6%   3,484   81.3%   4,963   66.7%
                         ------         ------         -------         -------
  Total cost of
   revenue..............  6,419   73.7%  8,669   69.8%  13,389   73.7%  16,809   70.1%
                         ------         ------         -------         -------
Gross profit
 Vessel construction....  1,927   28.5%  2,256   28.4%   3,978   28.7%   4,702   28.4%
 Repair and
  conversions...........    364   18.6%  1,493   33.4%     803   18.7%   2,476   33.3%
                         ------         ------         -------         -------
  Total gross profit....  2,291   26.3%  3,749   30.2%   4,781   26.3%   7,178   29.9%
                         ------         ------         -------         -------
 S G & A expenses.......  1,011   11.6%    885    7.1%   1,990   11.0%   1,773    7.4%
 Non-cash executive
  compensation (1)......     --    0.0%    359    2.9%      --    0.0%   4,675   19.5%
                         ------         ------         -------         -------
 Income from
  operations............  1,280   14.7%  2,505   20.2%   2,791   15.4%     730    3.0%
 Interest expense.......    161    1.8%    502    4.0%     339    1.9%   1,005    4.2%
 Other expenses
  (income), net.........    (57)  -0.7%    (86)  -0.7%    (123)  -0.7%    (179)  -0.7%
                         ------         ------         -------         -------
 Income (loss) before
  income taxes..........  1,176   13.5%  2,089   16.8%   2,575   14.2%     (96)  -0.4%
 Income taxes...........    484    5.6%    410    3.3%   1,051    5.8%     703    2.9%
 Cumulative deferred tax
  provision.............     --    0.0%    675    5.4%      --    0.0%     675    2.8%
                         ------         ------         -------         -------
 Net Income (loss)...... $  692    7.9% $1,004    8.1% $ 1,524    8.4% $(1,474)  -6.1%
                         ======         ======         =======         =======
Pro Forma Data:
Income (loss) before
 income taxes........... $1,176   13.5% $2,089   16.8% $ 2,575   14.2% $   (96)  -0.4%
Pro forma provision for
 income taxes (2).......    484    5.6%  1,009    8.1%   1,051    5.8%   1,427    5.9%
                         ------         ------         -------         -------
Pro forma net income
 (loss)................. $  692    7.9% $1,080    8.7% $ 1,524    8.4% $(1,523)  -6.3%
                         ======         ======         =======         =======
EBITDA (3).............. $1,839   21.1% $3,422   27.6% $ 3,917   21.6% $ 6,513   27.2%
                         ======         ======         =======         =======
Operating Data: Labor
 hours..................    132            181             279             332

(1) Represents, non-cash executive compensation expense related to the issuance of shares of common stock to executives by Conrad in the first quarter of 1998.
(2) Pro Forma data gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all periods presented.
(3) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of common stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

 Three Months and Six Months Ended June 30, 1999 Compared with Three Months and Six Months Ended June 30, 1998.

  The Company's revenues for the three months and six months ended June 30, 1999, were $8.7 million and $18.2 million, respectively, a decrease of 29.9% and 24.3% compared to $12.4 million and $24.0 million in revenues for the three months and six months ended June 30, 1998. The decrease for the three months was due to a $1.2 million (14.9%) decrease in vessel construction and a $2.5 million (56.4%) decrease in repair and conversion revenue. The decrease for the six months was due to a $2.7 million (16.1%) decrease in vessel construction and a $3.2 million (42.4%) decrease in repair and conversion revenue . The decreases in vessel construction were attributable to the types of jobs completed or in progress during the three months and six months ended June 30, 1999 which required less material and equipment as compared to projects completed or in progress during the three months and the six months ended June 30, 1998. The decreases in repair and conversion revenue during the three months and six months ended June 30, 1999 compared to the three months and six months ended June 30, 1998 were primarily attributable to decreased offshore oil and gas activity.

  Gross profit decreased $1.5 million, or 38.9%, to $2.3 million (26.3% of revenue) for the three months ended June 30, 1999 as compared to gross profit of $3.8 million (30.2% of revenue) for the three months ended June 30, 1998. The decrease was due to (1) a decrease in vessel construction gross profit of $329,000, or 14.6%, to $1.9 million (28.5% of vessel construction revenue) for the three months ended June 30, 1999 as compared to vessel construction gross profit of $2.3 million (28.4% of vessel construction revenue) for the three months ended June 30, 1998, and (2) a decrease in repair and conversion gross profit of $1.1 million, or 75.6%, to $364,000 (18.6% of repair and conversion revenue) for the three months ended June 30, 1999 as compared to repair and conversion gross profit of $1.5 million (33.4% of repair and conversion revenue) for the three months ended June 30, 1998. Gross profit decreased $2.4 million, or 33.4%, to $4.8 million (26.3% of revenue) for the six months ended June 30, 1999 as compared to gross profit of $7.2 million (29.9% of revenue) for the six months ended June 30, 1998. The decrease was due to (1) a decrease in vessel construction gross profit of $724,000, or 15.4%, to $4.0 million (28.7% of vessel construction revenue) for the six months ended June 30, 1999 as compared to vessel construction gross profit of $4.7 million (28.4% of vessel construction revenue) for the six months ended June 30, 1998, and (2) a decrease in repair and conversion gross profit of $1.7 million, or 67.6%, to $803,000 (18.7% of repair and conversion revenue) for the six months ended June 30, 1999 as compared to repair and conversion gross profit of $2.5 million (33.3% of repair and conversion revenue) for the six months ended June 30, 1998. These declines were due primarily to the decreases in revenue items described above.

  The decrease in gross profit as a percentage of revenue was primarily due to the decrease in repair and conversion gross profit margins to 18.6% and 18.7%, for the three months and six months ended June 30, 1999, respectively, compared to gross profit margins of 33.4% and 33.3%, for the three months and six months ended

June 30, 1998. This decline was due to decreased demand for repair and conversions services, reduction in repair and conversion charge rates, and less complexity and shorter duration of repair and conversion jobs. Gross profits as a percentage of revenue for vessel construction were 28.5% and 28.7%, for the three months and six months ended June 30, 1999, respectively, compared to gross profit margins of 28.4% for the three months and six months ended June 30, 1998.

  Selling, general and administrative expenses increased $126,000, or 14.2%, to $1.0 million for the three months ended June 30, 1999 as compared to $885,000 for the three months ended June 30, 1998. Selling, general and administrative expenses increased $217,000, or 12.2%, to $2.0 million for the six months ended June 30, 1999 as compared to $1.8 million for the six months ended June 30, 1998. These increases were primarily due to an increase in costs related to operating as a public company. These cost included taxes and licenses, directors fees, printing cost and legal and accounting.

  Income before income taxes decreased $913,000 to $1.2 million for the three months ended June 30, 1999 as compared to $2.1 million for the three months ended June 30, 1998, primarily due to the factors listed above. Income before income taxes increased $2.7 million to $2.6 million for the six months ended June 30, 1999 as compared to a loss before income taxes of $96,000 for the six months ended June 30, 1998, primarily due to the elimination of the non-cash executive compensation charge of $4.7 million (described in "Recent Events").

  The Company had net income of $692,000 and $1.5 million, for the three months and six months ended June 30, 1999, respectively, as compared to net income of $1.0 million and a net loss of $1.5 million, for the three months and six months, ended June 30, 1998. Interest expense decreased $341,000 to $161,000 for the three months ended June 30, 1999 as compared to interest expense of $502,000 for the three months ended June 30, 1998. Interest expense decreased $666,000 to $339,000 for the six months ended June 30, 1999 as compared to interest expense of $1.0 million for the six months ended June 30, 1998. This decrease was due to repayment of debt during June 1998 with proceeds received from the Offering.

  In May 1998, Conrad's S election was terminated and thereafter Conrad became subject to corporate level income taxation. A one-time net deferred tax liability charge to earnings of $675,000 was made during the second quarter of 1998 in connection with the termination of its S Corporation status. The Company had income tax expense of $484,000 and $1.1 million for the three months and six months ended June 30, 1999, respectively, compared to income taxes of $410,000 and $703,000 for the three months and six months ended June 30, 1998. Income tax expense during the three and six months ended June 30, 1998 was related to the operations of Orange Shipbuilding during this period and to one month of Conrad operations.

  Pro forma net income decreased $388,000 to $692,000 for the three months ended June 30, 1999 as compared to $1.1 million for the three months ended June 30, 1998 due to the factors discussed above. Pro forma net income increased $3.0 million to $1.5 million for the six months ended June 30, 1999 as compared to pro forma net loss of $1.5 million for the six months ended June 30, 1998 primarily due to the non-cash executive compensation charge of $4.7 million (described in "Recent Events"). Pro forma net income gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all the periods presented.

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

  Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $4.0 million for the six months ended June 30, 1999 due to a decrease in accounts receivable, offset by decrease in accounts payable and accrued expenses, billings related to costs and estimated earnings on uncompleted contracts and other assets. The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. The Company's working capital position was $9.0 million at June 30, 1999 compared to $7.7 million at December 31, 1998.

  The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $286,000 for the six months ended June 30, 1999 was for improvements to facilities and equipment. Capital expenditures for plant and equipment were $1.5 million for the six months ended June 30, 1998, primarily for major improvements to drydocks.

  Net cash used in financing activities was $1.3 million for the six months ended June 30, 1999 relating to the repayment of debt.

  The Company has entered into a loan agreement with the Whitney Bank (the "Loan Agreement"), which specifies the terms of the Term Loan and the Revolving Credit Facility. The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions. The Revolving Credit Facility bears interest on the same terms as the Term Loan and matures on October 31, 1999. The Company has been given a commitment to renew the Revolving Credit Facility through April 30, 2001. A fee of 0.25% per annum on the unused portion of the Revolving Credit Facility will be charged quarterly. The Company borrowed $10.0 million under the Revolving Credit Facility prior to the Reorganization in order to fund part of the Shareholder Distributions as further described in Recent Events. The $10.0 million of indebtedness was paid from the proceeds as detailed above and thus the $10 million Revolving Credit Facility remains available for future use. The Loan Agreement contains customary restrictive covenants and financial ratio test, including a current ratio requirement of 1.5 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. The Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness.

  In December 1997, Conrad borrowed $25.0 million on a term loan basis to fund the purchase price of the Orange Acquisition. Interest on the Term Loan accrues at LIBOR plus 2.0% until September 18, 1999, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Company is currently utilizing the LIBOR rate option and the interest rate at June 30, 1999 was 7.06% per annum. The Term Loan required the payment of interest only until May 1998 and thereafter the Term Loan is payable in 70 monthly principal payments of $209,000 plus interest, with a final payment due on April 2004. The Term Loan is secured by substantially all of the Company's assets. During June 1998, the Company repaid $12.3 million of the outstanding indebtedness under the Term Loan with a portion of the net proceeds of the Offering. The Term Loan was reduced by an additional $1.4 million in July 1998 with additional proceeds of the Offering. The Company additionally commenced principal repayments in June, resulting in a balance due under the Term Loan of $8.6 million at June 30, 1999.

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

Year 2000 Compliance.

  The Company has accessed its critical information technology (IT) systems and non-IT systems and has developed a plan to address deficiencies. The Company believes that it is on schedule to successfully implement the required systems and equipment modifications necessary to make the Company's critical systems Year 2000 compliant by August 31, 1999.

  The Company's critical IT systems are comprised primarily of a PC-based general ledger accounting software package and related application modules, a fixed asset system, payroll system and requisition system.

The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant are being made in conjunction with the Company's planned upgrade cycle, which should be completed prior to August 31, 1999.

  Non-IT systems are comprised primarily of computer-controlled equipment and electronic devices, including equipment with embedded microprocessors, which are used to operate equipment at the Company's production and repair facilities. Additionally, telephone systems and other office based electronic equipment were considered in the assessment of non-IT systems. With respect to production and repair facilities, the Company's assessment indicates that there will be no disruption in the operations of its equipment as a result of the Year 2000 problem. With respect to other office based non-IT systems, the Company's assessment found it necessary to replace or modify some existing equipment, which has been completed.

  The total cost to make all systems and equipment Year 2000 compliant is currently estimated at $40,000, exclusive of software and systems that are being upgraded in the normal business cycle. Approximately $35,000 has been spent in modifying and upgrading systems and equipment to date. The costs incurred to date and future costs with respect to Year 2000 compliance are expected to be funded with cash from operations.

  The Company has initiated communication with most significant suppliers, customers and financial service providers on the Year 2000 issue. This communication was used to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Although there is currently no indication that these business partners will not achieve their Year 2000 compliance plans, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted. Additionally, there can be no guarantee that the Company will not experience Year 2000 problems. If the Company or its business partners experience Year 2000 compliance problems, the Company could experience business interruption and other adverse business consequences which could have a material adverse impact on the Company's results of operations, liquidity or financial position. The Company believes that the most likely negative effects, if any, could include delays in payments to the Company from customers or payments by the Company to suppliers and disruptions in shipments of equipment and materials required to fabricate the Company's products.

  The Company is in the process of finalizing a contingency plan for Year 2000 issues and expects to complete the contingency plan by the end of the third quarter of 1999.

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

Date: August 13, 1999

                                          CONRAD INDUSTRIES, INC.

                                                 /s/ Cecil A. Hernandez
                                          By:__________________________________
                                             Cecil A. Hernandez
                                             Senior Vice President and
                                             Chief Financial Officer