Form 10-Q
period 1999-09-30
CONRAD INDUSTRIES INC
filed 1999-11-15
CIK 1059167

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

                    For the period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

   As of November 15, 1999, 7,077,723 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                           Page
                                                                           ----
Part I. Financial Information
 Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets September 30, 1999 and December 31, 1998....   3
  Consolidated Statements of Operations Three and Nine Months Ended
   September 30, 1999 and 1998............................................   4
  Consolidated Statements of Cash Flows Nine Months Ended September 30,
   1999 and 1998..........................................................   5
  Notes to the Consolidated Financial Statements..........................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  11
Part II. Other Information
 Item 6. Exhibits and Reports on Form 8-K.................................  18
Signature.................................................................  19

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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................    $ 3,454      $ 3,074
  Accounts receivable, net..........................      4,945        7,682
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................      3,287        2,692
  Inventories.......................................        196          230
  Other current assets..............................      2,085          562
                                                        -------      -------
    Total current assets............................     13,967       14,240

PROPERTY, PLANT AND EQUIPMENT, net..................     17,683       18,104
COST IN EXCESS OF NET ASSETS ACQUIRED...............     14,372       14,963
OTHER ASSETS........................................        203          212
                                                        -------      -------
TOTAL ASSETS........................................    $46,225      $47,519
                                                        =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................    $ 1,008      $ 1,650
  Accrued employee costs............................        657          215
  Accrued expenses..................................        567        1,255
  Current maturities of long-term debt..............      2,512        2,594
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................        742          848
                                                        -------      -------
    Total current liabilities.......................      5,486        6,562

LONG-TERM DEBT, less current maturities.............      5,434        7,318
DEFERRED INCOME TAXES...............................      3,228        3,157
                                                        -------      -------
    Total liabilities...............................     14,148       17,037
                                                        -------      -------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,077,723 shares outstanding in 1999
   and 1998.........................................         71           71
  Additional paid-in capital........................     27,780       27,780
  Retained earnings.................................      4,226        2,631
                                                        -------      -------
    Total shareholders' equity......................     32,077       30,482
                                                        -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........    $46,225      $47,519
                                                        =======      =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)
                                  (Unaudited)

                                              Three Months      Nine Months
                                                 Ended        Ended September
                                             September 30,          30,
                                             ---------------  ----------------
                                              1999    1998     1999     1998
                                             ------  -------  -------  -------
REVENUE..................................... $6,930  $12,794  $25,100  $36,781
COST OF REVENUE.............................  5,731    9,710   19,119   26,519
                                             ------  -------  -------  -------
GROSS PROFIT................................  1,199    3,084    5,981   10,262
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...................................    914      741    2,904    2,514
EXECUTIVE COMPENSATION EXPENSE..............     --       --       --    4,676
                                             ------  -------  -------  -------
INCOME FROM OPERATIONS......................    285    2,343    3,077    3,072
INTEREST EXPENSE............................   (152)    (222)    (491)  (1,227)
OTHER INCOME................................     81       67      203      247
                                             ------  -------  -------  -------
INCOME BEFORE INCOME TAXES..................    214    2,188    2,789    2,092
PROVISION FOR INCOME TAXES..................    143      871    1,194    1,574
PROVISION FOR CUMULATIVE DEFERRED TAXES.....     --       --       --      675
                                             ------  -------  -------  -------
NET INCOME (LOSS)........................... $   71  $ 1,317  $ 1,595  $  (157)
                                             ======  =======  =======  =======
Net income (loss) per common share:
  Basic and diluted......................... $ 0.01  $  0.18  $  0.23  $ (0.03)
                                             ======  =======  =======  =======
Weighted average common shares outstanding:
  Basic and diluted.........................  7,078    7,225    7,078    5,861
                                             ======  =======  =======  =======
Pro forma data (Note 3):
  Income before income taxes as reported
   above.................................... $  214  $ 2,188  $ 2,789  $ 2,092
  Pro forma provision for income taxes......    143      871    1,194    2,238
                                             ------  -------  -------  -------
  Pro forma net income (loss)............... $   71  $ 1,317  $ 1,595  $  (146)
                                             ======  =======  =======  =======
  Pro forma net income (loss) per share..... $ 0.01  $  0.18  $  0.23  $ (0.02)
                                             ======  =======  =======  =======
  Common and equivalent shares outstanding..  7,078    7,225    7,078    6,398
                                             ======  =======  =======  =======


           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                Nine Months
                                                                   Ended
                                                               September 30,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................... $ 1,595  $  (157)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization..............................   1,691    1,678
  Deferred income tax expense................................      71      654
  Executive compensation expense.............................      --    4,676
  Changes in assets and liabilities, net of effect of
   acquisition:
   Accounts receivable.......................................   2,737   (2,912)
   Net change in billings related to cost and estimated
    earnings on uncompleted contracts........................    (701)  (4,144)
   Inventory and other assets................................  (1,493)    (384)
   Accounts payable and accrued expenses.....................    (888)   1,277
                                                              -------  -------
    Net cash provided by operating activities................   3,012      688
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment................    (666)  (1,601)
                                                              -------  -------
    Net cash used in investing activities....................    (666)  (1,601)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt..............................      --   10,687
 Principal repayments of debt................................  (1,966) (25,266)
 Distributions to stockholders...............................      --  (12,292)
 Proceeds from sale of common stock, net.....................      --   23,023
                                                              -------  -------
    Net cash used in financing activities....................  (1,966)  (3,848)
                                                              -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........     380   (4,761)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............   3,074    7,551
                                                              -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................... $ 3,454  $ 2,790
                                                              =======  =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid............................................... $   491  $ 1,333
                                                              =======  =======
 Taxes paid.................................................. $ 1,752  $   340
                                                              =======  =======
NONCASH ACTIVITIES:
 Issuance of stock to executives............................. $    --  $ 4,676
                                                              =======  =======
 Distributions of assets to stockholders..................... $    --  $   406
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

   The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

   On December 12, 1997, Conrad acquired all of the outstanding shares of Orange Shipbuilding for $25,817,000. The acquisition has been accounted for by the purchase method. Accordingly, the operations of Orange Shipbuilding are included in the Company's operations of the three-month and nine-month periods ended September 30, 1999 and 1998. The acquisition was funded with a $25.0 million short-term promissory note and existing cash.

   Subsequent to December 31, 1997, Conrad refinanced the $25.0 million promissory note into a term loan. The loan bears interest at LIBOR rate plus 2.0% until December 18, 1999. Conrad will then have the option to convert the interest rate to either the lender's prime rate less 0.5% or LIBOR rate plus 2.0%. Interest only was payable until May 1998. Thereafter, the term loan became payable in seventy monthly principal payments of $209,000 plus interest with a final payment due in April 2004. The term loan restricts the payment of dividends by the Company. The term loan is conditioned upon Conrad remaining in compliance with the covenants of the loan agreement and maintaining certain financial ratios. As of September 30, 1999, Conrad was in compliance with the covenants or had received the appropriate waivers.

   Prior to the Reorganization and the completion of its initial public offering (the "Offering"), Conrad made an election to terminate their S corporation status and became subject to federal and state tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record a one-time charge to earnings a deferred tax liability of $675,000 in the second quarter of 1998. Prior to the completion of the Offering, Conrad made a $10.0 million distribution to its shareholders, which represented undistributed earnings of Conrad estimated through the date of the termination of the S corporation status, on which Conrad's current shareholders have incurred federal and state income taxes. The distribution was funded with borrowings

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES under a $10.0 million revolving credit facility. The facility bears interest on the same terms as the term loan referred to above and matured on October 31, 1999. Conrad has received a commitment to renew the Revolving Credit Facility through April 30, 2001.

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

2. RECEIVABLES

   Receivables consisted of the following at September 30, 1999 and December 31, 1998 (in thousands):

                                                                 1999   1998
                                                                ------ -------
     U.S. Government:
       Amounts billed.......................................... $2,563 $ 3,705
       Unbilled costs and estimated earnings on uncompleted
        contracts..............................................  2,709     558
                                                                ------ -------
                                                                 5,272   4,263
     Commercial:
       Amounts billed..........................................  2,382   3,977
       Unbilled costs and estimated earnings on uncompleted
        contracts..............................................    578   2,134
                                                                ------ -------
         Total................................................. $8,232 $10,374
                                                                ====== =======

   Included above in amounts billed is an allowance for doubtful accounts of $20,000 at September 30, 1999 and December 31, 1998. During 1999 and 1998 there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at September 30, 1999, substantially all is expected to be collected within the next twelve months.

   Information with respect to uncompleted contracts as of September 30, 1999 and December 31, 1998 is as follows (in thousands):

                                                                 1999    1998
                                                                ------- -------
     Costs incurred on uncompleted contracts................... $25,420 $20,945
     Estimated earnings........................................   8,336   6,922
                                                                ------- -------
                                                                 33,756  27,867
     Less billings to date.....................................  31,211  26,023
                                                                ------- -------
                                                                $ 2,545 $ 1,844
                                                                ======= =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                 1999   1998
                                                                ------ ------
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................... $3,287 $2,692
     Billings in excess of cost and estimated earnings on
      uncompleted contracts....................................    742    848
                                                                ------ ------
       Total................................................... $2,545 $1,844
                                                                ====== ======

3. INCOME PER SHARE

   In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" and "diluted" income per share was 7,077,723 and 7,225,374 for the three months ended September 30, 1999 and 1998, respectively and 7,077,723 and 5,860,504 for the nine months ended September 30, 1999 and 1998, respectively.

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

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

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

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                             Three Months      Nine Months
                                                 Ended       Ended September
                                             September 30,         30,
                                             --------------  ----------------
                                              1999    1998    1999     1998
                                             ------  ------  -------  -------
Revenue:
  Vessel construction....................... $4,886  $8,355  $18,769  $24,915
  Repair and conversions....................  2,044   4,439    6,331   11,866
                                             ------  ------  -------  -------
    Total revenue...........................  6,930  12,794   25,100   36,781
                                             ------  ------  -------  -------
Cost of revenue:
  Vessel construction.......................  4,052   6,423   13,957   18,268
  Repair and conversions....................  1,679   3,287    5,162    8,251
                                             ------  ------  -------  -------
    Total cost of revenue...................  5,731   9,710   19,119   26,519
                                             ------  ------  -------  -------
Gross profit:
  Vessel construction.......................    834   1,932    4,812    6,647
  Repair and conversions....................    365   1,152    1,169    3,615
                                             ------  ------  -------  -------
    Total gross profit......................  1,199   3,084    5,981   10,262

Selling, general and administrative
 expenses...................................    914     741    2,904    2,514
Executive compensation expense..............     --      --       --    4,676
                                             ------  ------  -------  -------
Income from operations......................    285   2,343    3,077    3,072
Interest expense............................   (152)   (222)    (491)  (1,227)
Other income................................     81      67      203      247
                                             ------  ------  -------  -------
Income before income taxes..................    214   2,188    2,789    2,092
Provision for income taxes..................    143     871    1,194    1,574
Provision for cumulative deferred taxes.....     --      --       --      675
                                             ------  ------  -------  -------
Net income (loss)........................... $   71  $1,317  $ 1,595  $  (157)
                                             ======  ======  =======  =======

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                          Three
                                                         Months
                                                          Ended    Nine Months
                                                        September     Ended
                                                           30,    September 30,
                                                        --------- -------------
                                                        1999 1998  1999   1998
                                                        ---- ---- ------ ------
Depreciation and amortization expense:
  Vessel construction.................................. $198 $202 $  596 $  604
  Repair and conversions...............................  131  127    393    378
  Included in selling, general and administrative
   expenses............................................  236  236    702    696
                                                        ---- ---- ------ ------
    Total depreciation and amortization expense........ $565 $565 $1,691 $1,678
                                                        ==== ==== ====== ======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                                                            Three
                                                           Months   Nine Months
                                                            Ended      Ended
                                                          September  September
                                                             30,        30,
                                                          --------- -----------
                                                          1999 1998 1999  1998
                                                          ---- ---- ---- ------
      Capital expenditures:
        Vessel construction.............................. $231 $  5 $264 $  269
        Repair and conversion............................  129   70  158  1,061
        Other............................................   20   41  244    271
                                                          ---- ---- ---- ------
          Total capital expenditures..................... $380 $116 $666 $1,601
                                                          ==== ==== ==== ======

   Total assets of the Company by segment is as follows at September 30, 1999 and December 31, 1998 (in thousands):

                                                                  1999    1998
                                                                 ------- -------
      Total assets:
        Vessel construction..................................... $35,290 $35,245
        Repair and conversions..................................   5,488   7,554
        Other...................................................   5,447   4,720
                                                                 ------- -------
          Total assets.......................................... $46,225 $47,519
                                                                 ======= =======

   Certain assets and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

   Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

5. COMMITMENTS AND CONTINGENCIES

   At September 30, 1999, the Company had outstanding contract performance bonds issued by a third party in the amount of $4,119,000.

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

6. NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has considered the implications of SFAS 133 and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated.

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

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

             Conrad Industries, Inc. Summary Results of Operations

                             Three Months Ended         Nine Months Ended September
                                September 30,                       30,
                          ----------------------------  ------------------------------
                           1999           1998           1999            1998
                          ------         ------         -------         -------
                                             (In thousands)
Financial Data:
 Revenue
  Vessel construction...  $4,886   70.5% $8,355   65.3% $18,769   74.8% $24,915   67.7%
  Repair and
   conversions..........   2,044   29.5%  4,439   34.7%   6,331   25.2%  11,866   32.3%
                          ------         ------         -------         -------
    Total revenue.......   6,930  100.0% 12,794  100.0%  25,100  100.0%  37,781  100.0%
                          ------         ------         -------         -------
Cost of revenue
  Vessel construction...   4,052   82.9%  6,423   76.9%  13,957   74.4%  18,268   73.3%
  Repair and
   conversions..........   1,679   82.1%  3,287   74.0%   5,162   81.5%   8,251   69.5%
                          ------         ------         -------         -------
    Total cost of
     revenue............   5,731   82.7%  9,710   75.9%  19,119   76.2%  26,519   72.1%
                          ------         ------         -------         -------
Gross profit
  Vessel construction...     834   17.1%  1,932   23.1%   4,812   25.6%   6,647   26.7%
  Repair and
   conversions..........     365   17.9%  1,152   26.0%   1,169   18.5%   3,615   30.5%
                          ------         ------         -------         -------
    Total gross profit..   1,199   17.3%  3,084   24.1%   5,981   23.8%  10,262   27.9%
S G & A expenses........     914   13.2%    741    5.8%   2,904   11.6%   2,514    6.8%
Non-cash executive
 compensation(1)........      --    0.0%     --    0.0%      --    0.0%   4,676   12.7%
                          ------         ------         -------         -------
Income from operations..     285    4.1%  2,343   18.3%   3,077   12.3%   3,072    8.4%
Interest expense........     152    2.2%    222    1.7%     491    2.0%   1,227    3.3%
Other expenses (income),
 net....................     (81)  -1.2%    (67)  -0.5%    (203)  -0.8%    (247)  -0.7%
                          ------         ------         -------         -------
Income before income
 taxes..................     214    3.1%  2,188   17.1%   2,789   11.1%   2,092    5.7%
Income taxes............     143    2.1%    871    6.8%   1,194    4.8%   1,574    4.3%
Cumulative deferred tax
 provision                    --    0.0%    --     0.0%      --    0.0%     675    1.8%
                          ------         ------         -------         -------
Net Income (loss).......  $   71    1.0% $1,317   10.3% $ 1,595    6.4% $  (157)  -0.4%
                          ======         ======         =======         =======
Pro Forma Data:
Income before income
 taxes..................  $  214    3.1% $2,188   17.1% $ 2,789   11.1% $ 2,092    5.7%
Pro forma provision for
 income taxes(2)........     143    2.1%    871    6.8%   1,194    4.8%   2,238    6.1%
                          ------         ------         -------         -------
Pro forma net income
 (loss).................  $   71    1.0% $1,317   10.3% $ 1,595    6.4% $  (146)  -0.4%
                          ======         ======         =======         =======
EBITDA(3)...............  $  850   12.3% $2,908   22.7% $ 4,768   19.0% $ 9,426   25.6%
                          ======         ======         =======         =======
Operating Data: Labor
 hours..................     126            177             405             509

--------
(1) Represents, non-cash executive compensation expense related to the issuance of shares of common stock to executives by Conrad in the first quarter of 1998.
(2) Pro Forma data gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all periods presented.
(3) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of common stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

 Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998.

   The Company's revenues for the three months ended September 30, 1999, was $6.9 million a decrease of $5.9 million (45.8%) compared to $12.8 million in revenues for the three months September 30, 1998. The decrease was due to a $3.5 million (41.5%) decrease in vessel construction to $4.9 million for the three months ended September 30, 1999 compared to $8.4 million for the three months ended September 30, 1998. and a $2.4 million (54.0%) decrease in repair and conversion revenue to $2.0 million for the three months ended September 30, 1999 compared to $4.4 million for the three months ended September 30, 1998. The decreases in vessel construction were attributable to (1) the types of jobs completed or in progress during the three months which required less material and equipment as compared to projects completed or in progress during the three months ended September 30, 1998, and (2) a project that had an unforeseen billing adjustment at the end of the job due to a reduction in the final weight of the vessel. Vessel construction production hours decreased by 12.6% during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The decreases in repair and conversion revenue during the three months ended September 30, 1999 compared to the three months ended September 30, 1998 were primarily attributable to decreased demand for repair and conversions services, reduction in repair and conversion charge rates, and less complexity and shorter duration of repair and conversion jobs due to decline in offshore oil and gas activity. Repair and conversion hours decreased by 46.5% during the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

   Gross profit decreased $1.9 million, or 61.1%, to $1.2 million (17.3% of revenue) for the three months ended September 30, 1999 as compared to gross profit of $3.1 million (24.1% of revenue) for the three months ended September 30, 1998. The decrease was due to (1) a decrease in vessel construction gross profit of $1.1 million or 56.8%, to $834,000 for the three months ended September 30, 1999 as compared to vessel construction gross profit of $1.9 million for the three months ended September 30, 1998, and (2) a decrease in repair and conversion gross profit of $787,000 or 68.3%, to $365,000 for the three months ended September 30, 1999 as compared to repair and conversion gross profit of $1.2 million for the three months ended September 30, 1998. These declines were due primarily to the decreases in revenue items described above and a project that experienced actual costs in excess of estimated cost as it neared completion.

   The decrease in gross profit as a percentage of revenue was primarily due to the decrease in repair and conversion gross profit margins to 17.9% for the three months ended September 30, 1999, compared to gross profit margins of 26.0% for the three months ended September 30, 1998. Gross profits as a percentage of revenue for vessel construction were 17.1% for the three months ended September 30, 1999, compared to gross profit margins of 23.1% for the three months ended September 30, 1998.

   Selling, general and administrative expenses increased $173,000, or 23.3%, to $914,000 for the three months ended September 30, 1999 as compared to $741,000 for the three months ended September 30, 1998. These increases were primarily due to an increase in employee related cost, legal and accounting cost and taxes and licenses.

   Income before income taxes decreased $2.0 million to $214,000 for the three months ended September 30, 1999 as compared to $2.2 million for the three months ended September 30, 1998, primarily due to the factors listed above.

   The Company had net income of $71,000 for the three months ended September 30, 1999 as compared to net income of $1.3 million for the three months ended September 30, 1998. Interest expense decreased $70,000 to $152,000 for the three months ended September 30, 1999 as compared to interest expense of $222,000 for the three months ended September 30, 1998. This decrease was due to a reduction of debt for the period.

   The Company had income tax expense of $143,000 (66.8% effective tax rate) for the three months ended September 30, 1999, compared to income taxes of $871,000 (39.8% effective tax rate) for the three months ended September 30, 1998. The increase in the effective tax rate percent was due to the effect of the permanent tax differences for amortization and depreciation.

   Pro forma net income decreased $1.2 million to $71,000 for the three months ended September 30, 1999 as compared to $1.3 million for the three months ended September 30, 1998 due to the factors discussed above.

 Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998.

   The Company's revenues for the nine months ended September 30, 1999, was $25.1 million a decrease of $11.7 million (31.8%) compared to $36.8 million in revenues for the nine months September 30, 1998. The decrease was due to a $6.1 million (24.7%) decrease in vessel construction to $18.8 million for the nine months ended September 30, 1999 compared to $24.9 million for the nine months ended September 30, 1998 and a $5.5 million (46.6%) decrease in repair and conversion revenue to $6.3 million for the nine months ended September 30, 1999 compared to $11.9 million for the nine months ended September 30, 1998.. The decreases in vessel construction were attributable to the types of jobs completed or in progress during the nine months which required less material and equipment as compared to projects completed or in progress during the nine months ended September 30, 1998. Vessel construction production hours increased by 1.2% during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The decreases in repair and conversion revenue during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 were primarily attributable to decreased demand for repair and conversions services, reduction in repair and conversion charge rates, and less complexity and shorter duration of repair and conversion jobs due to decline in offshore oil and gas activity. Repair and conversion hours decreased by 44.5% during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

   Gross profit decreased $4.3 million, or 41.7%, to $6.0 million (23.8% of revenue) for the nine months ended September 30, 1999 as compared to gross profit of $10.3 million (27.9% of revenue) for the nine months ended September 30, 1998. The decrease was due to (1) a decrease in vessel construction gross profit of $1.8 million or 27.6%, to $4.8 million for the nine months ended September 30, 1999 as compared to vessel construction gross profit of $6.6 million for the nine months ended September 30, 1998, and (2) a decrease in repair and conversion gross profit of $2.4 million or 67.7%, to $1.2 million for the nine months ended September 30, 1999 as compared to repair and conversion gross profit of $3.6 million for the nine months ended September 30, 1998. These declines were due primarily to the decreases in revenue items described above.

   The decrease in gross profit as a percentage of revenue was primarily due to the decrease in repair and conversion gross profit margins to 18.5% for the nine months ended September 30, 1999, compared to gross profit margins of 30.5% for the nine months ended September 30, 1998. Gross profits as a percentage of revenue for vessel construction were 25.6% for the nine months ended September 30, 1999, compared to gross profit margins of 26.7% for the nine months ended September 30, 1998.

   Selling, general and administrative expenses increased $390,000, or 15.5%, to $2.9 million for the nine months ended September 30, 1999 as compared to $2.5 million for the nine months ended September 30, 1998. These increases were primarily due to an increase in costs related to operating as a public company. These cost included taxes and licenses, directors and consulting fees, printing cost, legal and accounting and employee cost.

   Income before income taxes increased $697,000 to $2.8 million for the nine months ended September 30, 1999 as compared to a net income before income taxes of $2.1 million for the nine months ended September 30, 1998, primarily due to the elimination of the non-cash executive compensation charge of $4.7 million (described in "Recent Events").

   The Company had net income of $1.6 million for the nine months ended September 30, 1999 as compared to a net loss of $157,000 for the nine months ended September 30, 1998. Interest expense decreased $736,000 to $491,000 for the nine months ended September 30, 1999 as compared to interest expense of $1.2 million for the nine months ended September 30, 1998. This decrease was due to repayment of debt during the period.

   In May 1998, Conrad's S election was terminated and thereafter Conrad became subject to corporate level income taxation. A one-time net deferred tax liability charge to earnings of $675,000 was made during the second quarter of 1998 in connection with the termination of its S Corporation status. The Company had income tax expense of $1.2 million for the nine months ended September 30, 1999 compared to income taxes of $1.6 million for the nine months ended September 30, 1998. Income tax expense during the nine months ended September 30, 1998 was related to the operations of Orange Shipbuilding during this period and to four months of Conrad operations.

   Pro forma net income increased $1.7 million to $1.6 million for the nine months ended September 30, 1999 as compared to pro forma net loss of $146,000 for the nine months ended September 30, 1998 primarily due to the non-cash executive compensation charge of $4.7 million (described in "Recent Events"). Pro forma net income gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all the periods presented.

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

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $3.0 million for the nine months ended September 30, 1999 due to a decrease in accounts receivable, offset by decrease in accounts payable and accrued expenses, billings related to costs and estimated earnings on uncompleted contracts and other assets. The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. The Company's working capital position was $8.5 million at September 30, 1999 compared to $7.7 million at December 31, 1998.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $666,000 for the nine months ended September 30, 1999 was for improvements to facilities and equipment. Capital expenditures for plant and equipment were $1.6 million for the nine months ended September 30, 1998, primarily for major improvements to drydocks.

   Net cash used in financing activities was $2.0 million for the nine months ended September 30, 1999 relating to the repayment of debt.

   The Company has entered into a loan agreement with the Whitney Bank (the "Loan Agreement"), which specifies the terms of the Term Loan and the Revolving Credit Facility. The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions. The Revolving Credit Facility bears interest on the same terms as the Term Loan and matured on October 31, 1999. The Company has been given a commitment to renew the Revolving Credit Facility through April 30, 2001. A fee of 0.25% per annum on the unused portion of the Revolving Credit Facility will be charged quarterly. The Company borrowed $10.0 million under the Revolving Credit Facility prior to the Reorganization in order to fund part of the Shareholder Distributions as further described in Recent Events. The $10.0 million of indebtedness was paid from the proceeds as detailed above and thus the $10 million Revolving Credit Facility remains available for future use. The Loan Agreement contains customary restrictive covenants and financial ratio test, including a current ratio requirement of 1.5 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. The Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. The term loan is conditioned upon Conrad remaining in compliance with the covenants of the loan agreement and maintaining certain financial ratios. As of September 30, 1999, Conrad was in compliance with the covenants or had received the appropriate waivers.

   In December 1997, Conrad borrowed $25.0 million on a term loan basis to fund the purchase price of the Orange Acquisition. Interest on the Term Loan accrues at LIBOR plus 2.0% until December 18, 1999, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Company is currently utilizing the LIBOR rate option and the interest rate at September 30, 1999 was 7.51% per annum. The Term Loan required the payment of interest only until May 1998 and thereafter the Term Loan is payable in 70 monthly principal payments of $209,000 plus interest, with a final payment due on April 2004. The Term Loan is secured by substantially all of the Company's assets. During June 1998, the Company repaid $12.3 million of the outstanding indebtedness under the Term Loan with a portion of the net proceeds of the Offering. The Term Loan was reduced by an additional $1.4 million in July 1998 with additional proceeds of the Offering. The Company additionally commenced principal repayments in June 1998, resulting in a balance due under the Term Loan of $8.0 million at September 30, 1999.

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

Year 2000 Compliance.

   The Company has accessed its critical information technology (IT) systems and non-IT systems and believes that it has successfully implemented the required systems and equipment modifications necessary to make the Company's critical systems Year 2000 compliant.

   The Company's critical IT systems are comprised primarily of a PC-based general ledger accounting software package and related application modules, a fixed asset system, payroll system and requisition system. The assessment of the Company's IT systems found that some of the IT systems were not Year 2000 compliant. Changes to make these systems Year 2000 compliant were made.

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

   The total cost to make all systems and equipment Year 2000 compliant is approximately $40,000, exclusive of software and systems that are being upgraded in the normal business cycle. The costs incurred to date with respect to Year 2000 compliance were funded with cash from operations.

   The Company has communicated with most significant suppliers, customers and financial service providers on the Year 2000 issue. This communication was used to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Although there has been no indication that these business partners will not achieve their Year 2000 compliance plans, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted. Additionally, there can be no guarantee that the Company will not experience Year 2000 problems. If the Company or its business partners experience Year 2000 compliance problems, the Company could experience business interruption and other adverse business consequences which could have a material adverse impact on the Company's results of operations, liquidity or financial position. The Company believes that the most likely negative effects, if any, could include delays in payments to the Company from customers or payments by the Company to suppliers and disruptions in shipments of equipment and materials required to fabricate the Company's products.

   The Company has determined that it does not use any product or system which is so critical, unique and/or high volume such that contingency planning would not be possible. In the event a system of product suffers a Year 2000 failure, the Company has available sufficient personnel, capital and material resources to successfully continue operations using alternative methods.

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

     27 -- Financial Data Schedule

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

Date: November 15, 1999

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