Form 10-K405
period 1999-12-31
CONRAD INDUSTRIES INC
filed 2000-03-29
CIK 1059167

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended December 31, 1999
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  For the transition period from         to

                         Commission File No. 000-24263

                               ----------------

                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              72-1416999
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)



           1501 Front Street
        Morgan City, Louisiana                          70380
    (Address of principal executive                  (Zip code)
               offices)

                                (504) 384-3060
             (Registrant's telephone number, including area code)

                               ----------------

       Securities Registered Pursuant to Section 12(b) of the Act: None

   Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                           $0.01 par value per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8.9 million as of March 23, 2000, based on the closing sales price of the registrant's common stock on the NASDAQ on such date of $4.25 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 23, 2000, 7,077,723 shares of common stock of Conrad Industries, Inc. were outstanding.

                    INCORPORATION OF DOCUMENTS BY REFERENCE

  Portions of Conrad Industries Inc.'s definitive proxy statement relating to the registrant's 2000 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 1999, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1: Business

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

  The Company specializes in the construction, conversion and repair of a wide variety of marine vessels for commercial and governmental customers and the fabrication of modular components of offshore drilling rigs and floating, production, storage and offloading vessels ("FPSOs"). The Company constructs a variety of marine vessels, including large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats, offshore tug boats and offshore supply vessels ("OSVs"). The Company fabricates components of offshore drilling rigs and FPSOs, including sponsons, stability columns, blisters, pencil columns and other modular components. The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. The Company also derives a significant amount of revenue from repairs made as a result of periodic inspections required by the U.S. Coast Guard, the American Bureau of Shipping ("ABS") and other regulatory agencies.

  The Company serves a variety of customers and markets, including the offshore oil and gas industry, other commercial markets and the U.S. government. The Company believes that its ability to construct a variety of vessels on a cost-effective basis allows it to selectively pursue vessel construction opportunities that arise out of changing demands of the industries served by the Company.

  The Company currently operates three shipyards located along the Gulf Coast in Morgan City, Louisiana, Orange, Texas and Amelia, Louisiana. The Company's shipyard in Morgan City is located on approximately 11 acres on the Atchafalaya River, approximately 30 miles from the Gulf of Mexico, and its Orange shipyard is located on approximately 12 acres on the Sabine River, 37 miles from the Gulf of Mexico. In February 1998, the Company commenced operations at a conversion and repair facility in Amelia, Louisiana located on approximately 16 acres on Bayou Boeuf, approximately five miles from Morgan City. The Company conducts its marine vessel construction activities indoors at its Morgan City and Orange shipyards in approximately 220,000 square feet of enclosed building space designed specifically for the construction of marine vessels up to 400 feet in length.

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

  Current Projects. The Company's construction and fabrication and projects in progress as of December 31, 1999 consisted of 14 vessels (including two lift boat hulls, four barges, and eight ST tugs) and two conversion offshore tug boat projects with aggregate remaining contract revenue of approximately $20.6 million (excluding unexercised options held by customers). The Company's backlog (including such remaining contract revenue for projects currently in progress) as of December 31, 1999 was approximately $20.6 million as compared to the Company's backlog of $21.5 million as of December 31, 1998. Of this remaining contract revenue, approximately $12.8 million was attributable to contracts to build vessels for the U.S. Army and the Corps of Engineers. The Company anticipates that approximately $16.2 million of the aggregate remaining revenue from firm contracts as of December 31, 1999 will be realized during fiscal 2000.

Products and Services

 Construction of Vessels

  The Company manufactures a variety of small and medium sized vessels principally for commercial and governmental customers. This activity accounted for 71.4% of revenue during 1999. The following is a description of the types of vessels manufactured by the Company:

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

  Lift Boats. Lift boats are used primarily to furnish a stable work platform for drilling rigs, to house personnel, equipment and supplies for such operations and to support construction and ongoing operation of offshore oil and gas production platforms. Lift boats are self-propelled, self-elevating and self-contained vessels that can efficiently assist offshore platform construction and well servicing tasks that traditionally have required the use of larger, more expensive mobile offshore drilling units or derrick barges. Lift boats have different water depth capacities and have legs, ranging from 65 to 250 feet, that are used to elevate the deck of the boat in order to perform required procedures on a platform at different heights above the water.

  Tug Boats. The Company builds tug boats for towing and pushing, anchor handling, mooring and positioning, dredging assistance, tanker escort, port management, shipping, piloting, fire fighting and salvage.

  Other Offshore Support Vessels. In addition to lift boats and tug boats, the Company does build other types of offshore support vessels that serve exploration and production facilities and support offshore construction and maintenance activities. These offshore support vessels include supply vessels, utility vessels and anchor handling vessels.

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

 Fabrication of Modular Components

  The Company has been involved in the fabrication of modular components for offshore drilling rigs and FPSOs for the offshore oil and gas industry since 1996. This activity accounted for approximately 1.9% of the Company's revenue during 1999. The Company's Orange shipyard has performed this fabrication work as a subcontractor for other marine construction companies that specialize in these types of rigs and vessels. These fabrication projects include sponsons, stability columns, blisters, pencil columns, a 350-ton flare buoy and a 66-man quarters house.

 Conversion and Repair Services

  Since 1952, the Company's Morgan City facility has been involved in the repair of vessels and barges. Conversion and repair services accounted for approximately 26.7% of the Company's revenue during 1999. The Company has five drydocks and dockside space capable of accommodating vessels and barges up to 300 feet long. The Company's marine repair activities include shotblasting, painting, electrical system and piping repairs, propeller and shaft reconditioning and ABS certified welding. The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. All U.S. Coast Guard inspected vessels and ABS classed vessels are required to undergo periodic inspections and surveys which require drydock examination at least twice during any five-year period. Non-U.S. flag vessels are subject to similar regulations. The inspection of vessels generally results in repair work being required in order to pass inspection. In addition, vessel owners often elect to make other repairs or modifications to vessels while in drydock undergoing required repairs. While the Company is not aware of any proposals to reduce the frequency or scope of such inspections, any such reduction could adversely affect the Company's results of operations.

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

  During fiscal 1999, the Company derived 21.1% of its revenues from the U. S. Army for the construction of nine ST Tugs, 14.8% from R & B Falcon Marine for repair and conversion services, 11.5% from the Corp of

Engineers for the construction of two barges and 11.2% from North American Shipbuilding for construction of two offshore supply vessel hulls. The remaining 41.4% of revenues was attributable to 90 other customers.

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

Bonding and Guarantee Requirements

  Although the Company generally meets financial criteria that exempt it from bonding and guarantee requirements for most contracts, certain contracts with federal, state or local governments require contract performance bonds, and foreign governmental contracts generally require bank letters of credit or similar obligations. Commercial contracts also may require contract bid and performance bonds if requested by the customer. As of December 31, 1999, the Company had outstanding one government contract performance and payment bond issued by a third party with an aggregate face amount of approximately $1.6 million. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations may increase.

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

Competition

  U.S. shipbuilders are generally classified in two categories: (i) the five largest shipbuilders, which are capable of building large scale vessels for the U.S. Navy and commercial customers; and (ii) other shipyards that build small to medium-sized vessels for governmental and commercial markets. The Company does not compete for large vessel construction projects. The Company competes for U.S. government contracts to build small to medium-sized vessels principally with 10 to 15 U.S. shipbuilders, which may include one or more of the six largest shipbuilders. The Company competes for domestic commercial shipbuilding contracts principally with approximately 15 U.S. shipbuilders. The number and identity of competitors on particular projects vary greatly depending on the type of vessel and size of the project, but the Company generally competes with only three or four companies with respect to a particular project. The Company competes with over 70 shipyards for its conversion and repair business.

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

Employees

  At December 31, 1999, the Company had 288 employees, of which 27 were salaried and 261 were hourly. The Company is not a party to any collective bargaining agreements.

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

  The Company's operations are potentially affected by the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA (also known as the "Superfund" law) imposes liability, without regard to fault, on certain categories of persons for particular costs related to releases of hazardous substances at a facility into the environment and for liability for natural resource damages. Categories of responsible persons under CERCLA include certain owners and operators of industrial facilities and certain other persons who generate or transport hazardous substances. Liability under CERCLA is strict and generally is joint and several. Persons potentially liable under CERCLA may also bring a cause of action against certain other parties for contribution. In addition to CERCLA, similar state or other Environmental Laws may impose the same or even broader liability for the discharge, release or the mere presence of certain substances into and in the environment.

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

  In order to comply with the relatively recent requirement of the Environmental Protection Agency, the Company has applied to the Louisiana Department of Environmental Quality ("DEQ") for a storm water permit at its Morgan City shipyard. The Company believes that it will obtain this permit in the ordinary course without any significant adverse effect on its operations and without the need for any significant capital expenditures.

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

 Title XI Amendments and the OECD Accord

  In late 1993, Congress amended Title XI of the Merchant Marine Act of 1936 to permit the Secretary of Transportation to provide a U.S. government guarantee for certain types of financing for the construction, reconstruction, or reconditioning of U.S.-built vessels. As a result of these amendments, the Secretary of Transportation was authorized to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels that are built in U.S. shipyards on terms generally more advantageous than available under guarantee or subsidy programs of foreign countries. Additionally, Title XI includes tax and subsidy programs that provide benefits limited to vessels constructed in the U.S. If the U.S. Congress adopts the Agreement Respecting Normal Competitive Conditions in the Commercial Shipbuilding and Repair Industry (the "OECD Accord"), which was signed in December 1994, among the U.S., the European Union (on behalf of the twelve European member countries), Finland, Japan, Korea and Norway and Sweden (which collectively control over a significant portion of the market for worldwide vessel construction), the Title XI guarantee program will be required to be amended to eliminate the competitive advantages provided by the 1993 amendments to Title XI. During the 104th Congress in 1997, legislation providing for the implementation of the OECD Accord and the elimination of competitive advantages provided by the 1993 amendments to Title XI passed the U.S. House of Representatives but was not acted upon by the U.S. Senate. In 1998, Congress failed to adopt or ratify the OECD Accord. Proponents of the OECD Accord may seek to introduce the legislation in the future.

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

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

  In this Form 10-K, the Annual Report and in the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein, other than statements of historical fact, are forward-looking statements. When used in this Form 10-K, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause or contribute to such difference include those discussed below, as well as those discussed elsewhere herein.

 Reliance on Cyclical Industries

  The demand for the Company's products and services is dependent upon many factors, including the financial condition of companies that purchase marine vessels and require marine repair and conversion services. The Company's customers include companies in the offshore oil and gas industry and the petrochemical industry. Companies in these industries are subject to significant fluctuations in their revenue and profitability due to a variety of factors, including general economic conditions and factors affecting each of these industries individually. The offshore oil and gas industry, in particular, is affected by prevailing oil and gas prices, which historically have fluctuated significantly. Oil prices have fluctuated significantly since early 1998, and in 1999 the Company experienced reduced levels of demand for its products and services from customers involved in the offshore oil and gas industry. Adverse developments in the industries to which the Company provides its products and services could have a material adverse effect on the Company's financial condition and results of operations.

 New Product Risks

  The Company is constructing offshore support vessels of types that have not been constructed by the Company in the past. The Company believes it has the capability to build such vessels on a profitable basis due to its experience performing extensive conversion and repair work on such vessels and in constructing similar vessels such as push boats and offshore tug boats. In addition, the Company, through its Orange Shipbuilding subsidiary, commenced fabrication of a significant amount of modular components for offshore oil and gas rigs and FPSOs in 1996. Most of these projects are subcontracts received from companies that are capable of building such components themselves but did not have the capacity to meet current demand. A decrease in demand for such fabrication services or increase in the capacity of such primary contractors could have a material adverse effect on the ability of the Company to secure similar work in the future. In 1999, the Company experienced significantly less demand for its fabrication services related to modular components for offshore oil and gas rigs and FPSOs due to adverse developments in the offshore oil and gas industry related to lower oil and gas prices.

 Government Contracting

  The Company builds vessels for the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers. The Company has also built vessels and performed conversion or repair services for local, state and foreign governments in recent years, either directly or as a subcontractor. Revenue derived from U.S. government customers accounted for approximately 32.6% of the Company's total revenue in 1999, and approximately 61.9% of the Company's backlog at December 31, 1999 was attributable to U.S. government contracts. U.S. government contracts are generally subject to strict competitive bidding requirements. Purchases of vessels by the U.S. government are generally subject to the uncertainties inherent in the budgeting and appropriations process, which is affected by political events over which the Company has no control. In addition, although the Company has never been subject to suspension or debarment, the U.S. government has the right to suspend or debar a contractor from government contracting for significant violations of government procurement regulations. There can be no assurance that the Company will be successful in obtaining new government contracts. See "Business--Contract Procedure, Structure and Pricing."

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

 Reliance on Principal Customers

  A significant portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year to year. For the year ended December 31, 1999, the Company's ten largest customers collectively accounted for 84.9% of revenue. The loss of a significant customer for any reason could result in a substantial loss of revenue and could have a material adverse effect on the Company's operating performance. See "Business--Customers."

 Backlog

  The Company's backlog is based on unearned revenue with respect to those projects on which a customer has authorized the Company to begin work or purchase materials pursuant to written contracts or other forms of authorization. Although the Company's contracts with its commercial customers generally do not permit the customer to terminate the contract, certain government projects currently included in the Company's backlog are subject to change and/or termination at the option of the customer, either of which could substantially change the amount of backlog currently reported. In the case of a termination of a government project, the government is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some cases, is required to pay the Company a termination fee; however, due to the large dollar amounts of backlog estimated for each of a small number of government projects, amounts included in the Company's backlog could decrease substantially if one or more of these projects were to be terminated by the government. The Company's backlog of $20.6 million at December 31, 1999 was attributable to 16 projects, of which $12.8 million was attributable to nine government projects. Termination of one or more of the government projects could have a material adverse effect on the Company's revenue, net income and cash flow for fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview" and "Business--Operations."

 Competition

  U.S. shipbuilders are generally classified in two categories: (i) the five largest shipbuilders which are capable of building large scale vessels for the U.S. Navy and commercial customers and (ii) other shipyards that build small to medium-sized vessels for governmental and commercial markets. The Company does not compete for large vessel construction projects. The Company competes for U.S. government contracts to build small to medium-sized vessels principally with approximately 10 to 15 U.S. shipbuilders, which may include one or more of the six largest shipbuilders. The Company competes for domestic commercial vessel construction contracts principally with up to approximately 15 U.S. shipbuilders. The number and identity of competitors on particular projects vary greatly depending on the type of vessel and size of the project, but the Company generally competes with only three or four other companies with respect to a particular project. The Company competes with over 70 regional shipyards for its conversion and repair business.

  The marine vessel construction business is highly competitive. During the 1990's, the U.S. shipbuilding industry has been characterized by substantial excess capacity because of the significant decline in new construction projects for the U.S. Navy, the difficulties experienced by U.S. shipbuilders in competing successfully for commercial projects against foreign shipyards, many of which are heavily subsidized by their governments, and the decline in the construction of vessels utilized in the offshore energy industry. As a result of these factors, competition by U.S. shipbuilders for domestic commercial projects has increased significantly and resulted in substantial pressure on pricing and profit margins. Recently, there was an increase in demand for vessel construction, conversion and repair services and this increased demand could result in the redeployment of previously idled shipyard capacity or other shipyards shifting their focus to the types of products and services currently provided by the Company. In addition, due to the increased demand for fabrication services involving the offshore oil and gas industry, it is possible that land or facilities with water access to the Gulf of Mexico that were previously not used in the fabrication business could be converted to use for this purpose. Any of these events could increase the amount of competition experienced by the Company for construction, conversion and repair activity, which could have a material adverse effect on the Company's revenue and profit. Contracts for the construction of vessels are usually awarded on a competitive bid basis. Although price is the primary factor in determining which qualified bidder is awarded a contract, customers also consider, among other things, availability and technical capabilities of equipment and personnel, efficiency, reliability, safety record and reputation.

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

 Control by Existing Management and Stockholders

  The Company's executive officers and directors and persons and entities affiliated with them beneficially own approximately 4,973,723 shares of Common Stock representing 70.3% of the outstanding shares of Common Stock of which J. Parker Conrad, John P. Conrad, Jr. and Katherine Conrad Court own or control through trusts 4,674,486 shares of Common Stock, representing 66.1% of all shares of Common Stock outstanding. These holders of Common Stock control in the aggregate 66.1% of the votes of all shares of Common Stock, and, if acting in concert, will be able to exercise control over the Company's affairs, to elect the entire Board of Directors and to control the outcome of substantially all of the matters submitted to a vote of stockholders.

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

  The Company also has outstanding options to purchase up to a total of 547,100 shares of Common Stock granted to certain directors, officers and employees of the Company. The Company registered all the shares subject to these options under the Securities Act for public resale. These shares generally are freely tradeable after their issuance by persons not affiliated with the Company unless the Company contractually restricts their resale. The Company also issued warrants to purchase an aggregate of 72,000 shares of Common Stock at the initial public offering price to Morgan Keegan & Company, Inc.("Morgan Keegan"). Pursuant to a Warrant Agreement with Morgan Keegan, the Company also granted to Morgan Keegan one demand registration right exercisable not earlier than one year after the closing date of the Offering and certain piggyback registration rights. Sales, or the availability for sale, of substantial amounts of the Common Stock in the public market could adversely affect prevailing market prices and the future ability of the Company to raise equity capital and complete any additional acquisitions for Common Stock.

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

Item 2: Properties

  Shipyards. The Company conducts its marine vessel construction, conversion and repair operations at its shipyards in Morgan City and Amelia, Louisiana, and Orange, Texas. The Company has owned and operated the Morgan City shipyard since 1948. The Company acquired the conversion and repair facility in Amelia, Louisiana for approximately $1.0 million in 1996 and commenced conversion and repair services at this facility during February 1998. In December 1997, the Company acquired Orange Shipbuilding for a purchase price of approximately $22.8 million (net of cash acquired). This acquisition significantly increased the shipbuilding capacity of the Company.

  During the past six years, the Company has made, in the aggregate, approximately $9.9 million of capital expenditures to add capacity and improve the efficiency of its Morgan City and Orange Shipbuilding shipyards. Of this amount, Conrad spent approximately $6.3 million at the Morgan City shipyard for improvements to its building and facilities, to purchase cranes and other fabrication equipment and to purchase and modify a drydock and launch barge. A portion of Conrad's expenditures in 1998 and 1997 were incurred to increase the heavy lifting and drydocking capabilities of one of its drydocks. These shipyard improvements will allow barges and vessels to be moved from drydock space to dockside land repair areas, thereby enabling the Company to perform major modifications and repairs, such as lengthening of vessel midbodies, on previously unused dockside land while freeing the drydock for other projects. The Company's capital expenditures during the last six years also included approximately $3.6 million incurred by Orange Shipbuilding for improvements to its buildings and facilities and to purchase cranes and other fabrication equipment.

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

  Morgan City. The Company's Morgan City, Louisiana shipyard is located on the Atchafalaya River approximately 18 miles from the Gulf of Mexico on approximately 11 acres. The shipyard has 14 buildings containing approximately 110,000 square feet of enclosed building area and nine overhead cranes. In addition, the shipyard has five drydocks, one submersible launch barge, 1,700 feet of steel bulkhead, six rolling cranes and two slips. The buildings include the Company's headquarters as well as three large fabrication warehouses specifically designed to accommodate marine vessel construction. The drydocks consist of two 120-foot by 52-foot drydocks, two 200-foot by 70-foot drydocks and one 200-foot by 95-foot drydock with lifting capacities of 900, 2,400 and 3,000 tons, respectively.

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

Item 3: Legal Proceedings

  The Company is a party to various routine legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings in the aggregate, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

Item 4: Submission of Matters to Vote of Security Holders

  The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 1999.

                                    PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder
Matters

  The Company's common stock, par value $0.01 per share, (the "Common Stock" ) is traded on the Nasdaq National Market System under the symbol "CNRD." At March 17, 2000, there were approximately 867 holders of the Common Stock of record.

  The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter.

            Fiscal Year 1999                                       High   Low
            ----------------                                      ------ ------
      First Quarter..............................................  $5.00 $ 2.75
      Second Quarter.............................................   7.00   3.63
      Third Quarter..............................................   5.81   4.13
      Fourth Quarter.............................................   5.25   2.88
            Fiscal Year 1998                                       High   Low
            ----------------                                      ------ ------
      Second Quarter (commencing June 10, 1998).................. $12.06 $11.00
      Third Quarter..............................................  11.75   4.00
      Fourth Quarter.............................................   7.50   3.75

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

Item 6: Selected Financial Data

  The following table sets forth selected historical consolidated financial data of the Company as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 1999 are derived from the historical financial statements of the Company. The following table also set forth pro forma financial information that gives effect to the Company's S Corporation status, as further explained in the notes. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                          Year Ended December 31,
                                  --------------------------------------------
                                   1999     1998      1997     1996     1995
                                  -------  -------  --------  -------  -------
                                   (In thousands, except per share data)
Statement of Operations Data:
  Revenues....................... $32,555  $46,313  $ 22,117  $23,174  $20,914
  Cost of revenue................  25,618   34,120    15,032   17,003   16,660
                                  -------  -------  --------  -------  -------
  Gross profit...................   6,937   12,193     7,085    6,171    4,254
  Selling, general and
   administrative expenses.......   3,857    3,515     2,242    1,847    1,497
  Executive compensation(1)......      --    4,676        --       --       --
                                  -------  -------  --------  -------  -------
  Income from operations.........   3,080    4,002     4,843    4,324    2,757
  Interest and other income
   (expense), net................    (326)  (1,141)       62      (26)    (112)
                                  -------  -------  --------  -------  -------
  Income before income taxes.....   2,754    2,861     4,905    4,298    2,645
Provision for income taxes.......   1,252    1,932        --       --       --
Cumulative deferred tax
 provision.......................      --      675        --       --       --
                                  -------  -------  --------  -------  -------
Net income....................... $ 1,502  $   254  $  4,905  $ 4,298  $ 2,645
                                  =======  =======  ========  =======  =======
Net Income Per Common Share:
  Basic and diluted.............. $  0.21  $  0.04  $   1.05  $  0.92  $  0.57
Weighted Average Common Shares
 Oustanding:
  Basic and diluted..............   7,078    6,167     4,660    4,660    4,660
Unaudited Pro Forma Data:
  Net income as reported above... $ 2,754  $ 2,861  $  4,905  $ 4,298  $ 2,645
  Pro forma provision for income
   taxes(2)......................   1,252    2,596     1,815    1,590      979
                                  -------  -------  --------  -------  -------
  Pro forma net income(2)........ $ 1,502  $   265  $  3,090  $ 2,708  $ 1,666
                                  =======  =======  ========  =======  =======
  Pro forma net income per
   share(2)(3)................... $  0.21  $  0.04  $   0.55       --       --
  Common and equivalent shares
   outstanding...................   7,078    6,569     5,577       --       --
Statement of Cash Flows Data:
  Cash provided by operating
   activities.................... $ 4,520  $ 1,988  $  6,114  $ 5,313  $ 3,604
  Cash used in investing
   activities(4)................. $  (744) $(1,718) $(23,872) $(1,961) $(1,120)
  Cash provided by (used in)
   financing activities.......... $(2,598) $(4,747) $ 22,100  $(2,619) $  (623)
Other Financial Data:
  Depreciation & amortization.... $ 2,263  $ 2,249  $    850  $   798  $   722
  Capital expenditures(4)........ $   744  $ 1,718  $ 23,872  $ 1,961  $ 1,120
  EBITDA(5)...................... $ 5,343  $10,927  $  5,693  $ 5,122  $ 3,479
  EBITDA margin(6)...............    16.4%    23.6%     25.7%    22.1%    16.6%
  Operating profit margin(7).....     9.5%     8.6%     21.9%    18.7%    13.2%

                                                  As of December 31,
                                        ---------------------------------------
                                         1999    1998    1997    1996    1995
                                        ------- ------- ------- ------- -------
                                                    (In thousands)
Balance Sheet Data:
  Working capital...................... $ 8,163 $ 7,678 $ 7,760 $ 4,402 $ 3,733
  Property, plant & equipment, net..... $17,377 $18,104 $18,304 $ 8,514 $ 7,465
  Total assets......................... $45,120 $47,519 $48,945 $15,236 $13,895
  Long term debt, including current
   portion............................. $ 7,314 $ 9,912 $25,338 $ 1,233 $ 1,900
  Shareholders' equity................. $31,984 $30,482 $15,279 $12,379 $10,032

--------
(1) Represents non-cash executive compensation expense related to the issuance of shares of restricted common stock in the first quarter of 1998 to William H. Hidalgo, the Company's President and Chief Executive Officer, and Cecil A. Hernandez, the Company's Vice President-Finance and Administration and Chief Financial Officer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events."
(2) Gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes. Prior to May 28, 1998, Conrad operated as an S corporation for federal and state income tax purpose.
(3) Pro forma income per share consists of the Company's historical income as an S corporation, adjusted for income taxes that would have been recorded had the Company operated as a C corporation and excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision. This amount is divided by the weighted average shares of common stock outstanding which are increased to reflect additional shares to pay the $10.0 million distribution of estimated undistributed earnings to shareholders (916,591 shares). All such additional shares are based on the initial public offering price of $12.00 per share, net of offering expenses.
(4) Includes acquisition expenditures of $22.8 million (net of cash acquired) incurred in December 1997 in connection with the Orange Acquisition.
(5) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.
(6)  Represents EBITDA as a percentage of revenues.
(7)  Represents income from operations as a percentage of revenues.

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

  The Company completed the Offering on June 15, 1998. It sold 2.1 million shares of common stock for net proceeds of $23.7 million ($1.4 million was received in July 1998) after underwriting discounts of $1.8 million. The Company used all of the proceeds to repay $10 million of indebtedness under its revolving credit facility and the remaining net proceeds were used to repay $13.7 million of the approximately $25 million of indebtedness under a term loan.

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

Recent Events

  Conrad operated as an S corporation for federal and state income tax purposes since April 1, 1990. As a result, Conrad was not subject to federal or state income tax until after May 1998, and the entire earnings of Conrad were subject to tax directly at the shareholder level. In May 1998, Conrad's S election was terminated and thereafter Conrad became subject to corporate level income taxation. A one-time net deferred tax liability charge to earnings of $675,000 was made during the second quarter of 1998 in connection with the termination of its S Corporation status. Orange Shipbuilding was also taxed as an S corporation from April 1, 1995 to October 1, 1997, when it elected to terminate its S corporation status, and as a result became subject to corporate income taxes for periods commencing on or after such date. Orange Shipbuilding recorded a one-time net deferred tax liability of approximately $200,000 in the fourth quarter of 1997.

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

Results of Operations

  The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

                                     Years Ended December 31,
                                ---------------------------------------
                                 1999            1998            1997
                                -------         -------         -------
Financial Data:
Revenue
  Vessel construction.........  $23,870   73.3% $31,754   68.6% $10,671   48.2%
  Repair and conversions......    8,685   26.7%  14,559   31.4%  11,446   51.8%
                                -------         -------         -------
    Total revenue.............   32,555  100.0%  46,313  100.0%  22,117  100.0%
                                -------         -------         -------
Cost of revenue
  Vessel construction.........   18,458   77.3%  23,560   74.2%   7,250   67.9%
  Repair and conversions......    7,160   82.4%  10,560   72.5%   7,782   68.0%
                                -------         -------         -------
    Total cost of revenue.....   25,618   78.7%  34,120   73.7%  15,032   68.0%
                                -------         -------         -------
Gross profit
  Vessel construction.........    5,412   22.7%   8,194   25.8%   3,421   32.1%
  Repair and conversions......    1,525   17.6%   3,999   27.5%   3,664   32.0%
                                -------         -------         -------
    Total gross profit........    6,937   21.3%  12,193   26.3%   7,085   32.0%
S G & A expenses..............    3,857   11.8%   3,515    7.6%   2,242   10.1%
Non-cash executive
 compensation(1)..............       --    0.0%   4,676   10.1%      --    0.0%
                                -------         -------         -------
Income from operations........    3,080    9.5%   4,002    8.6%   4,843   21.9%
Interest expense..............      639    2.0%   1,425    3.1%     126    0.6%
Other expenses (income), net..     (313)  -1.0%    (284)  -0.6%    (188)  -0.9%
                                -------         -------         -------
Income before income taxes....    2,754    8.5%   2,861    6.2%   4,905   22.2%
Income taxes..................    1,252    3.8%   1,932    4.2%      --    0.0%
Cumulative deferred tax
 provision....................       --    0.0%     675    1.5%      --    0.0%
                                -------         -------         -------
Net income....................  $ 1,502    4.6% $   254    0.5% $ 4,905   22.2%
                                =======         =======         =======
Pro Forma Data:
Income before income taxes as
 reported above...............  $ 2,754    8.5% $ 2,861    6.2% $ 4,905   22.2%
Pro forma provision for income
 taxes........................    1,252    3.8%   2,596    5.6%   1,815    8.2%
                                -------         -------         -------
Pro forma net income(2).......  $ 1,502    4.6% $   265    0.6% $ 3,090   14.0%
                                =======         =======         =======
EBITDA(3).....................  $ 5,343   16.4% $10,927   23.6% $ 5,693   25.7%
                                =======         =======         =======
Operating Data: Labor Hours...      537             663             386

--------
(1) Represents non-cash executive compensation expense related to the issuance of shares of common stock to executives by Conrad in the first quarter of 1998.
(2) Pro Forma data gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all periods presented.
(3) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of common stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  During the year ended December 31, 1999, Conrad generated revenue of $32.6 million, a decrease of approximately $13.8 million, or 29.7%, compared to $46.3 million generated in 1998. The decrease was due to a $7.9 million (24.8%) decrease in vessel construction to $23.9 million for 1999 compared to $31.8 million for 1998 and a $5.9 million (40.3%) decrease in repair and conversion revenue to $8.7 million for 1999 compared to $14.6 million for 1998. The decreases in vessel construction were attributable to the types of jobs completed or in progress during 1999 which required less material and equipment as compared to projects completed or in progress during 1998. Vessel construction production hours decreased by 3.5% during 1999 compared to 1998. The decreases in repair and conversion revenue during 1999 compared to 1998 were primarily attributable to decreased demand for repair and conversions services, reduction in repair and conversion charge rates, and less complexity and shorter duration of repair and conversion jobs due to decline in offshore oil and gas activity. Repair and conversion hours decreased by 38.4% during 1999 compared to 1998.

  Gross profit decreased $5.3 million, or 43.1%, to $6.9 million (21.3% of revenue) for 1999 as compared to gross profit of $12.2 million (26.3% of revenue) for 1998. The decrease was due to (1) a decrease in vessel construction gross profit of $2.8 million or 34.0%, to $5.4 million for 1999 as compared to vessel construction gross profit of $8.2 million for 1998, and
(2) a decrease in repair and conversion gross profit of $2.5 million or 61.9%, to $1.5 million for 1999 as compared to repair and conversion gross profit of $4.0 million for 1998. These declines were due primarily to the decreases in revenue items described above.

  The decrease in gross profit as a percentage of revenue was primarily due to the decrease in repair and conversion gross profit margins to 17.6% for 1999, compared to gross profit margins of 27.5% for 1998. Gross profits as a percentage of revenue for vessel construction were 22.7% for 1999, compared to gross profit margins of 25.8% for 1998

  Selling, general and administrative expenses increased $342,000, or 9.7%, to $3.9 million (11.8% of revenue) for 1999 as compared to $3.5 million (7.6% of revenue) for 1998. These increases were primarily due to an increase in costs related to operating as a public company. These cost included taxes and licenses, directors and consulting fees, printing cost, legal and accounting and employee cost.

  Income before income taxes decreased $107,000 to $2.8 million for the year ended December 31, 1999 as compared to a net income before income taxes of $2.9 million for the year ended December 31, 1998, primarily due to the elimination of the non-cash executive compensation charge of $4.7 million (described in "Recent Events") and other items described above.

  The Company had net income of $1.5 million for the year ended December 31, 1999 as compared to net income of $254,000 for the year ended December 31, 1998. Interest expense decreased $786,000 to $639,000 for the year ended December 31, 1999 as compared to interest expense of $1.4 million for the year ended December 31, 1998. This decrease was due to repayment of debt during the period.

  In May 1998, Conrad's S election was terminated and thereafter Conrad became subject to corporate level income taxation. A one-time net deferred tax liability charge to earnings of $675,000 was made during the second quarter of 1998 in connection with the termination of its S Corporation status. The Company had income tax expense of $1.3 million for the year ended December 31, 1999 compared to income taxes of $1.9 million for the year ended December 31, 1998. Income tax expense during the year ended December 31, 1998 was related to the operations of Orange Shipbuilding during this period and to four months of Conrad operations.

  Pro forma net income increased $1.2 million to $1.5 million for the year ended December 31, 1999 as compared to pro forma net income of $265,000 for the year ended December 31, 1998 primarily due to the non-cash executive compensation charge of $4.7 million (described in "Recent Events"). Pro forma net income gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all the periods presented.

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

Liquidity and Capital Resources

  The Company completed the Offering on June 15, 1998 in which it sold 2.1 million shares of common stock for net proceeds of $23.7 million ($1.4 million of which was received in July 1998) after underwriting discounts of $1.8 million. The Company used all of the proceeds to repay $10.0 million of indebtedness under the Company's revolving credit facility (the "Revolving Credit Facility") and the remaining net proceeds were used to repay $13.7 million of the approximately $25.0 million of indebtedness under a term loan (the "Term Loan").

  Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $4.5 million, $2.0 million, and $6.1 million for 1999, 1998, and 1997 respectively. The increases in 1999 was principally due to a decrease in accounts receivable offset by increases in inventory and other assets and net change in billings related to cost and estimated earnings on uncompleted contracts and decrease in accounts payable and accrued expenses. The decrease in 1998 was primarily due to increase in accounts receivable and net change in billings related to cost and estimated earnings on uncompleted contracts of $5.6 million. The increases in 1997 was principally due to increases in net income, accounts payable and accrued expenses and billings related to costs and estimated earnings on uncompleted contracts, offset by changes in accounts receivable. The Company has borrowed in the past to expand its facilities and to fund the Orange Acquisition. The Company had net reductions in debt of $2.6 million and $15.4 million in 1999 and 1998 respectively, net borrowings for all credit arrangements were $24.1 million during 1997, primarily in connection with the Orange Acquisition. The Company's working capital position was $8.2 million, $7.7 million, and $7.8 million at December 31, 1999, 1998, and 1997, respectively.

  The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. Capital expenditures were $744,000 for 1999 for improvements to facilities and equipment. Capital expenditures were $1.7 million for 1998 for improvements to facilities and equipment, of which approximately $887,000 was for a major improvement to a drydock. Capital expenditures totaled $1.1 million in 1997, which included major repairs to drydocks, purchases of equipment and additions to facilities. Other investing activities in 1997 included the acquisition of Orange Shipbuilding for $22.8 million (net of cash acquired).

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

  In December 1997, Conrad borrowed $25.0 million on a term loan basis to fund the purchase price of the Orange Acquisition. Interest on the Term Loan accrues at LIBOR plus 2.0% until December 18, 1999, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Company is currently utilizing the prime rate option and the interest rate at December 31, 1999 was 8.00% per annum. The Term Loan required the payment of interest only until May 1998 and thereafter the Term Loan is payable in 70 monthly principal payments of $209,000 plus interest, with a final payment due on April 2004. The Term Loan is secured by substantially all of the Company's assets. During June 1998, the Company repaid $12.3 million of the outstanding indebtedness under the Term Loan with a portion of the net proceeds of the Offering. The Term Loan was reduced by an additional $1.4 million in July 1998 with additional proceeds of the Offering. The Company additionally commenced principal repayments in June 1998, resulting in a balance due under the Term Loan of $7.3 million at December 31, 1999.

  On March 21, 2000 the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $1 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury and will be available for use in connection with the Company's stock option plan and other compensation programs or for other corporate purposes. Funds for the program will come from cash or internally generated funds.

  Management believes that the Company's existing working capital, cash flows from operations and available borrowing under the Revolving Credit Facility will be adequate to meet its working capital needs and planned capital expenditures for property and equipment through 2000. The Company may pursue attractive acquisition opportunities if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

  Due to the relatively low levels of inflation experienced in fiscal 1999, 1998, and 1997, inflation did not have a significant effect on the results of the Company in those fiscal years.

Year 2000 Compliance

  In order to minimize or eliminate the effect of the Year 2000 risk on its critical information technology (IT) systems and non-IT systems, the Company identified, evaluated, implemented and tested changes to its IT systems, applications and software necessary to achieve Year 2000 compliance. The IT and non-IT systems and equipment successfully transitioned to the Year 2000 with no significant issues. The Company continues to monitor latent problems that could surface at dates or events in the future. The Company does not anticipate any significant problems related to those events. The total cost of Year 2000 compliance was approximately $40,000, exclusive of software and systems that were being upgraded in the normal business cycle. The costs incurred with respect to Year 2000 compliance were funded with cash from operations.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001.The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to the risk of changing interest rates. Interest on $7.3 million of the Company's long-term debt with an interest rate of 8.0% at December 31, 1999, was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $73,000 per year if the Company were to maintain the same debt level and structure.

Item 8. Financial Statements and Supplementary Data

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  28
Consolidated Balance Sheets as of December 31, 1999 and 1998.............  29
Consolidated Statements of Operations for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  30
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997........................................  31
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  32
Notes to Consolidated Financial Statements...............................  33

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Conrad Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Conrad Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conrad Industries, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 23, 2000

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 December 31,
                                                                ---------------
                            ASSETS                               1999    1998
                            ------                              ------- -------
CURRENT ASSETS:
  Cash and cash equivalents.................................... $ 4,252 $ 3,074
  Accounts receivable, net.....................................   3,072   7,682
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.......................................   3,843   2,692
  Inventories..................................................     175     230
  Other current assets.........................................   2,025     562
                                                                ------- -------
    Total current assets.......................................  13,367  14,240
PROPERTY, PLANT AND EQUIPMENT, net.............................  17,377  18,104
COST IN EXCESS OF NET ASSETS ACQUIRED..........................  14,176  14,963
OTHER ASSETS...................................................     200     212
                                                                ------- -------
TOTAL ASSETS................................................... $45,120 $47,519
                                                                ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................................. $   769 $ 1,650
  Accrued employee costs.......................................     421     215
  Accrued expenses.............................................     971   1,255
  Current maturities of long-term debt.........................   2,508   2,594
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.......................................     535     848
                                                                ------- -------
    Total current liabilities..................................   5,204   6,562
LONG-TERM DEBT, less current maturities........................   4,806   7,318
DEFERRED INCOME TAXES..........................................   3,126   3,157
                                                                ------- -------
    Total liabilities..........................................  13,136  17,037
                                                                ------- -------
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares authorized,
   7,077,723 shares outstanding in 1999 and 1998...............      71      71
  Additional paid-in capital...................................  27,780  27,780
  Retained earnings............................................   4,133   2,631
                                                                ------- -------
    Total shareholders' equity.................................  31,984  30,482
                                                                ------- -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $45,120 $47,519
                                                                ======= =======

                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
REVENUE........................................... $ 32,555  $ 46,313  $ 22,117
COST OF REVENUE...................................   25,618    34,120    15,032
                                                   --------  --------  --------
GROSS PROFIT......................................    6,937    12,193     7,085
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......    3,857     3,515     2,242
EXECUTIVE COMPENSATION EXPENSE....................       --     4,676        --
                                                   --------  --------  --------
INCOME FROM OPERATIONS............................    3,080     4,002     4,843
INTEREST EXPENSE..................................     (639)   (1,425)     (126)
OTHER INCOME, NET.................................      313       284       188
                                                   --------  --------  --------
INCOME BEFORE INCOME TAXES........................    2,754     2,861     4,905
PROVISION FOR INCOME TAXES........................    1,252     1,932        --
PROVISION FOR CUMULATIVE DEFERRED TAXES...........       --       675        --
                                                   --------  --------  --------
NET INCOME........................................ $  1,502  $    254  $  4,905
                                                   ========  ========  ========
Net income per common share:
  Basic and diluted............................... $   0.21  $   0.04  $   1.05
                                                   ========  ========  ========
Weighted average common shares outstanding:
  Basic and diluted...............................    7,078     6,167     4,660
                                                   ========  ========  ========
Unaudited pro forma data (Note 6):
  Income before income taxes as reported above.... $  2,754  $  2,861  $  4,905
  Pro forma provision for income taxes............    1,252     2,596     1,815
                                                   --------  --------  --------
  Pro forma net income............................ $  1,502  $    265  $  3,090
                                                   ========  ========  ========
  Pro forma net income per share.................. $   0.21  $   0.04  $   0.55
                                                   ========  ========  ========
  Common and equivalent shares outstanding........    7,078     6,569     5,577
                                                   ========  ========  ========


                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                          Common Stock
                            $0.01 Par
                              Value      Additional   Unearned
                          --------------  Paid-in      Stock     Retained
                          Shares  Amount  Capital   Compensation Earnings   Total
                          ------  ------ ---------- ------------ --------  -------
BALANCE, JANUARY 1,
 1997...................  4,660    $47    $   156      $   --    $12,176   $12,379
Distributions...........     --     --         --          --     (2,005)   (2,005)
Net income..............     --     --         --          --      4,905     4,905
                          -----    ---    -------      ------    -------   -------
BALANCE, DECEMBER 31,
 1997...................  4,660     47        156          --     15,076    15,279
Distributions...........     --     --         --          --    (12,699)  (12,699)
Stock issued to
 executives.............    540      5      8,627      (4,316)        --     4,316
Amortization of unearned
 stock compensation.....     --     --         --         360         --       360
Stock cancellation......   (247)    (2)    (3,954)      3,956         --        --
Sale of common stock,
 net of underwriting
 commissions and
 transaction costs of
 $2,528.................  2,125     21     22,951          --         --    22,972
Net income..............     --     --         --          --        254       254
                          -----    ---    -------      ------    -------   -------
BALANCE, DECEMBER 31,
 1998...................  7,078     71     27,780          --      2,631    30,482
Net income..............     --     --         --          --      1,502     1,502
                          -----    ---    -------      ------    -------   -------
BALANCE, DECEMBER 31,
 1999...................  7,078    $71    $27,780      $   --    $ 4,133   $31,984
                          =====    ===    =======      ======    =======   =======


                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1999      1998      1997
                                                   -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................... $ 1,502  $    254  $  4,905
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization.................   2,263     2,249       850
    Deferred income tax (benefit) provision.......    (137)      663        --
    Executive compensation expense................      --     4,676        --
    Other.........................................      13        65        --
    Changes in assets and liabilities, net of
     effect of acquisition:
      Accounts receivable.........................   4,610    (3,215)   (1,086)
      Net change in billings related to cost and
       estimated earnings on uncompleted
       contracts..................................  (1,464)   (2,341)      794
      Inventory and other assets..................  (1,308)     (192)      (35)
      Accounts payable and accrued expenses.......    (959)     (171)      686
                                                   -------  --------  --------
        Net cash provided by operating
         activities...............................   4,520     1,988     6,114
                                                   -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary, net of cash
   acquired.......................................      --        --   (22,819)
  Capital expenditures for property, plant and
   equipment......................................    (744)   (1,718)   (1,053)
                                                   -------  --------  --------
        Net cash used in investing activities.....    (744)   (1,718)  (23,872)
                                                   -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net.........      --    22,972        --
  Proceeds from issuance of debt..................      --    10,687    25,338
  Principal repayments of debt....................  (2,598)  (26,113)   (1,233)
  Distributions to shareholders...................      --   (12,293)   (2,005)
                                                   -------  --------  --------
        Net cash (used in) provided by financing
         activities...............................  (2,598)   (4,747)   22,100
                                                   -------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................   1,178    (4,477)    4,342
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR......   3,074     7,551     3,209
                                                   -------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR............ $ 4,252  $  3,074  $  7,551
                                                   =======  ========  ========
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
  Interest paid................................... $   639  $  1,531  $     20
                                                   =======  ========  ========
  Taxes paid...................................... $ 1,957  $  1,557  $     --
                                                   =======  ========  ========
NONCASH ACTIVITIES:
  Issuance of stock to executives................. $    --  $  4,676  $     --
                                                   =======  ========  ========
  Distributions of assets to shareholders......... $    --  $    406  $     --
                                                   =======  ========  ========

                See notes to consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  On December 12, 1997, Conrad acquired all of the outstanding shares of Orange Shipbuilding for $25,817,000 (See Note 2). The acquisition has been accounted for by the purchase method. Accordingly, the operations of Orange Shipbuilding are included in the Company's operations for the years ended December 31, 1999 and 1998. Due to the close proximity of the acquisition date to Conrad's fiscal year end, results of operations subsequent to the acquisition for Orange Shipbuilding are not included in the accompanying statement operations for the year ended December 31, 1997, as the results of operations of were not significant. The acquisition was funded with a $25.0 million short-term promissory note and existing cash (See Note 5).

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

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

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

  Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired is amortized on a straight-line basis over twenty years. Management of Conrad periodically reviews the carrying value of the excess cost in relation to the current and expected undiscounted cash flows of the business which benefits therefrom in order to assess whether there has been a permanent impairment of the excess cost of the net purchased assets. Accumulated amortization on excess cost was $1,570,000 and $783,000 at December 31, 1999 and 1998,
respectively.

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

  Fair Value of Financial Instruments--The carrying amounts of the Company's financial instruments including cash and cash equivalents, receivables, payables and long-term debt approximates fair value at December 31, 1999 and 1998.

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

  New Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material impact on the Company's consolidated financial statements.

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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  The following unaudited pro forma summary presents the consolidated results of operations of Conrad as if the purchase acquisition had occurred on January 1, 1997 and includes the financial information of Orange Shipbuilding for its fiscal year ended September 30, 1997 (in thousands, except per share data):

                                                                        1997
                                                                       -------
   Revenues........................................................... $35,922
                                                                       =======
   Net income......................................................... $ 7,185
                                                                       =======
   Net income per common share:
     Basic and diluted................................................ $  1.54
                                                                       =======
   Pro forma net income adjusted for income taxes related to
    operations as S corporation....................................... $ 4,644
                                                                       =======
   Pro forma net income per share..................................... $  0.83
                                                                       =======

    The above unaudited pro forma amounts have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, additional depreciation expense for assets recorded at fair market value at the date of acquisition, additional interest expense for borrowings, and an adjustment to conform the revenue recognition policy for contracts in progress. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1997, or of future results of operations of the consolidated entities.

3. RECEIVABLES

    Receivables consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                                 1999   1998
                                                                ------ -------
   U.S. Government:
     Amounts billed............................................ $  347 $ 3,705
     Unbilled costs and estimated earnings on uncompleted
      contracts................................................  3,505     558
                                                                ------ -------
                                                                 3,852   4,263
   Commercial:
     Amounts billed............................................  2,725   3,977
     Unbilled costs and estimated earnings on uncompleted
      contracts................................................    338   2,134
                                                                ------ -------
       Total................................................... $6,915 $10,374
                                                                ====== =======

  Included above in amounts billed is an allowance for doubtful accounts of $20,000 at December 31, 1999 and 1998. During 1999, 1998 and 1997, there were no significant transactions recorded in the allowance for doubtful accounts.

  Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at December 31, 1999, substantially all is expected to be collected within the next twelve months.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Information with respect to uncompleted contracts as of December 31, 1999 and 1998 is as follows (in thousands):

                                                                 1999    1998
                                                                ------- -------
   Costs incurred on uncompleted contracts..................... $27,108 $20,945
   Estimated earnings..........................................   8,257   6,922
                                                                ------- -------
                                                                 35,365  27,867
   Less billings to date.......................................  32,057  26,023
                                                                ------- -------
                                                                $ 3,308 $ 1,844
                                                                ======= =======

  The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                 1999   1998
                                                                ------ ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................... $3,843 $2,692
   Billings in excess of cost and estimated earnings on
    uncompleted contracts......................................    535    848
                                                                ------ ------
     Total..................................................... $3,308 $1,844
                                                                ====== ======

4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                                1999     1998
                                                              --------  -------
   Land...................................................... $  2,537  $ 2,477
   Buildings and improvements................................   10,992   10,879
   Machinery and equipment...................................    5,456    5,220
   Drydocks and bulkheads....................................    7,023    6,919
   Barges and boat...........................................      480      480
   Office and automotive.....................................      782      710
   Construction in progress..................................       29       --
                                                              --------  -------
                                                                27,299   26,685
   Less accumulated depreciation.............................   (9,922)  (8,581)
                                                              --------  -------
                                                              $ 17,377  $18,104
                                                              ========  =======

5. LONG-TERM DEBT

  Long-term debt consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                                1999     1998
                                                               -------  ------
   Term loan--Bank, variable interest rate (8.00% at December
    31, 1999),
    due April 30, 2004.......................................  $ 7,314  $9,822
   Short-term financing agreement, 7.72% interest rate, due
    June 9, 1999.............................................       --      90
                                                               -------  ------
                                                                 7,314   9,912
   Less current maturities...................................   (2,508) (2,594)
                                                               -------  ------
                                                               $ 4,806  $7,318
                                                               =======  ======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  In December 1997, Conrad entered into a $25.0 million promissory note with a commercial bank to fund the acquisition of Orange Shipbuilding (see Note 2). Principal and interest at an 8.0% annual rate were payable monthly. In 1998, Conrad refinanced this short-term obligation into a term loan. Interest on the term loan was LIBOR rate plus 2.0% until December 18, 1999, and thereafter at the option of the Company either at the lender's prime rate less 0.5% or LIBOR rate plus 2.0%. Conrad is currently utilizing the lender's prime rate option, and the interest rate at December 31, 1999 was 8.00% per annum. The term loan required the monthly payment of interest only until May 1998, and thereafter the term loan is payable in seventy monthly principal payments of $209,000 plus interest with a final payment due in April 2004. The Company used $13.7 million of the proceeds from the Offering and the over-allotment exercise to repay indebtedness under the term loan. The term loan is secured by substantially all of Conrad's assets. The term loan restricts the payment of dividends by the Company. The term loan is conditioned upon Conrad remaining in compliance with the covenants of the loan agreement and maintaining certain financial ratios. As of December 31, 1999, Conrad was in compliance with these covenants or had received the appropriate waiver.

  In May 1998, Conrad entered into a $10.0 million revolving credit facility which may be used for working capital and other general corporate purposes, including the funding of acquisitions. The facility bears interest on the same terms as the term loan referred above and matured on October 31, 1999. Conrad has received a commitment to renew the revolving credit facility through April 30, 2001. A fee of 0.25% per annum on the unused portion of the line of credit will be charged quarterly. At December 31, 1999, $10.0 million was available under the facility.

  Annual maturities of long-term debt at December 31, 1999 are as follows (in thousands):

                                                                          Amount
                                                                          ------
   2000.................................................................. $2,508
   2001..................................................................  2,508
   2002..................................................................  2,298
                                                                          ------
                                                                          $7,314
                                                                          ======

6. SHAREHOLDERS' EQUITY

 Income Per Share

  The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share and weighted average share amounts for all prior periods have been restated to conform to the requirements of SFAS 128. The number of weighted average shares outstanding for basic and diluted income per share was 7,077,723, 6,167,310 and 4,660,486 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

 Stock Issuance to Executive Officers

  In the first quarter of 1998, Conrad issued shares of restricted common stock to William H. Hidalgo, the President and Chief Executive Officer, and Cecil A. Hernandez, the Vice President-Finance and Administration

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES and Chief Financial Officer, in consideration of past services rendered. The agreements related to such restricted stock provide that fifty percent of the shares of common stock issued to each such executive would be subject to forfeiture in the event of the voluntary termination of employment by such executive for other than "good reason" prior to the expiration of the initial three-year term of employment specified in the employment agreement of such executive, provided that such restriction would lapse in the event of (i) the termination by the Company of such executive's employment for reasons other than "cause" (as defined) or (ii) the death, disability or retirement (at or after the age of 65) of such executive and will also lapse with respect to 33 1/3% of such restricted shares on each of the first three anniversaries of the completion of the Offering. The shares of common stock of Conrad issued to Mr. Hidalgo and Mr. Hernandez were exchanged, respectively, for 385,695 and 153,819 shares of common stock of the Company pursuant to the Reorganization. In connection with the issuance of shares of Conrad common stock, Mr. Hidalgo and Mr. Hernandez, executed promissory notes in the amounts of $239,870 and $97,400, respectively, representing their tax liabilities paid by the Company. These tax notes were repaid in full by Mr. Hidalgo and Mr. Hernandez in July 1998. In connection with the issuance of these shares to Messrs. Hidalgo and Hernandez, the Company estimated it would recognize aggregate compensation expense of $8.6 million, of which $4.3 million was recognized in the first quarter of 1998 and the remainder was estimated to be recognized over a three-year vesting period, of which $360,000 was expensed in the second quarter of 1998. During the third quarter of 1998 the executives surrendered and the Company canceled 247,277 of their restricted shares in order to eliminate the recurring compensation expense associated with the lapse of the restrictions. As a result of the cancellation of the shares, the remainder of the estimated compensation expense of $4.0 million will not be recognized in the future.

  On November 3, 1998 and May 4, 1999, the executives were awarded options to purchase an aggregate of 364,043 and 35,957 shares, respectively, of Company common stock at the market price of the stock on the dates of the awards. On March 2, 1999 and April 15, 1999, Messrs., Hidalgo and Hernandez executed promissory notes payable to the Company bearing interest at 9.0% per annum in the amount of $233,327 and $139,277, respectively, representing their tax liabilities in connection with common shares issued to them and surrendered during the third quarter of 1998.

 Stock Option Plan

  The Company established the 1998 Stock Plan (the "Stock Plan") in March 1998. The Stock Plan permits the granting of any or all of the following types of awards ("Awards"): stock appreciation rights, stock options, restricted stock, dividend equivalents, performance units, automatic director options, phantom shares, limited stock appreciation rights, bonus stock and cash tax rights. All officers and employees of, and any consultants to the Company or any affiliate of the Company will be eligible for participation in all Awards under the Stock Plan other than directors options. The non-employee directors of the Company will only receive automatic grants of Director options. Awards granted under the Stock Plan have a maximum term of ten years. A total of 950,000 shares have been authorized and reserved for issuance. No awards may be granted under the Stock Plan after March 31, 2008.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  The following is a summary of the option activity for the years ended December 31, 1999 and 1998:

                                                                       Number of
                                                                        Options
                                                                       ---------
   Outstanding at January 1, 1998.....................................       --
   Granted............................................................  501,543
   Forfeited..........................................................   (9,000)
   Exercised..........................................................       --
                                                                        -------
   Outstanding at December 31, 1998...................................  492,543
   Granted............................................................   59,557
   Forfeited..........................................................   (5,000)
   Exercised..........................................................       --
                                                                        -------
   Outstanding at December 31, 1999...................................  547,100
                                                                        =======
   Exercisable at December 31, 1999...................................  202,232
                                                                        =======

  The following table summarizes information about stock options outstanding at December 31, 1999:

                    Options Outstanding       Options Exercisable
               ------------------------------ --------------------
                           Weighted  Weighted             Weighted
   Exercise                 Average  Average              Average
 Price Range     Number    Remaining Exercise   Number    Exercise
  Per Share    Outstanding   Life     Price   Exercisable  Price
 -----------   ----------- --------- -------- ----------- --------
 $3.25--$6.75    547,100   8.3 years  $6.53     202,232    $6.54

  During the fourth quarter of 1998, 121,000 options previously issued during the second quarter of 1998 with an exercise price of $12.00 were repriced to an exercise price of $6.75 which was equal to the fair value of the Company's common stock on the repricing date.

  Options granted under the Stock Plan during 1999 and 1998 have various vesting rights ranging from six months to two and one-half years from the date of the grant.

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

                                                     1999           1998
                                                -------------- ---------------
                                                   As     Pro     As     Pro
                                                Reported Forma Reported Forma
                                                -------- ----- -------- ------
   Net income (loss)...........................  $1,502  $ 582  $ 254   $ (139)
   Net income (loss) per share:
   Basic and diluted...........................  $ 0.21  $0.08  $0.04   $(0.02)

  The weighted average fair value of options granted during the year ended December 31, 1999 was $1.50. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) no dividend yield, (ii) expected volatility of 74.5%, (iii) risk-free interest rate of 5.15%, and (iv) expected life of 2.8 years.

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

 Warrants

  In June 1998, the Company issued to the Underwriter involved in the Offering, warrants to purchase 72,000 shares of common stock exercisable for five years at the initial public offering price of $12.00 per share. At December 31, 1999 and 1998, no warrants had been exercised.

7. EMPLOYEE BENEFITS

  In August 1997, the Company established a 401(k) plan that covers all employees who meet certain eligibility requirements. Contributions to the plan by the Company are made at the discretion of the Board of Directors. Contribution expense was $120,000, $88,000 and $42,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8. INCOME TAXES

  Prior to the Reorganization and the completion of its initial public offering, Conrad made an election to terminate their S corporation status and became subject to federal and state income tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record a one-time charge to earnings a deferred tax liability of $675,000 in the second quarter of 1998. The Company had provided for income taxes relating to the operation of Orange Shipbuilding since its acquisition on December 12, 1997.

  Income taxes are now accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of the asset and liability approach for financial accounting and reporting for income taxes.

  The Company has provided for Federal and State income taxes as follows (in thousands):

                                                                 1999     1998
                                                                -------  ------
   Current provision........................................... $ 1,389  $1,944
   Deferred (benefit) provision................................    (137)    663
                                                                -------  ------
                                                                $ 1,252  $2,607
                                                                =======  ======

  State income taxes included above are not significant for the year presented.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  The provision for income taxes varied from the Federal statutory income tax rate due to the following (in thousands):

                                                                     Proforma
                                               1999        1998        1998
                                            ----------- ----------- -----------
                                            Amount  %   Amount  %   Amount  %
                                            ------ ---- ------ ---- ------ ----
Taxes at Federal statutory rate............ $  964 35.0 $1,001 35.0 $1,001 35.0
Non-deductible executive compensation
 expense...................................     --   --     42  1.5  1,275 44.6
Non-deductible goodwill amortization.......    275 10.0    161  5.6    273  9.5
State income taxes.........................     13  0.5     30  1.0     47  1.6
Historical results of operations prior to
 Conrad Shipyard Sub S termination (not
 subject to income tax)....................     --   --    698 24.4     --   --
Cumulative deferred taxes..................     --   --    675 23.6     --   --
                                            ------ ---- ------ ---- ------ ----
  Total.................................... $1,252 45.5 $2,607 91.1 $2,596 90.7
                                            ====== ==== ====== ==== ====== ====

  Deferred income taxes represent the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 1999 and 1998 are as follows (in thousands):

                                                                1999    1998
                                                               ------  ------
   Deferred Tax Liabilities:
   Differences between book and tax basis of property, plant
    and equipment............................................. $3,126  $3,157

   Deferred Tax Assets (included in other current assets):
   Contracts in progress......................................   (108)   (129)
   Accrued expenses not currently deductible..................   (127)     --
                                                               ------  ------
   Net deferred tax liabilities............................... $2,891  $3,028
                                                               ======  ======

9. SALES TO MAJOR CUSTOMERS

  Sales to various customers, which amount to 10% or more of the Company's total revenues for the three years ended December 31, 1999, 1998 and 1997 are summarized as follows (in thousands):

                                                 1999         1998         1997
                                              -----------  -----------  ----------
                                              Amount   %   Amount   %   Amount  %
                                              ------- ---  ------- ---  ------ ---
Customer A................................... $10,606  33% $12,693  27%
Customer B...................................                7,303  16%
Customer C...................................   4,804  15%   5,230  11%
Customer D...................................   3,620  11%
Customer E...................................                           $4,604  21%
Customer F...................................                            3,395  15%
Customer G...................................                            2,351  11%

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

10. RELATED PARTY TRANSACTIONS

  The Company purchases in its ordinary course of business certain components from Johnny's Propeller Shop, Inc., a company wholly owned by John P. Conrad, Jr., Co-Chairman of the Board of Directors. Total purchases for the three years ended December 31, 1999, 1998 and 1997 were $89,000, $171,000 and
$164,000, respectively. The Company believes that such transactions were made on a competitive basis at market prices.

11. SEGMENT AND RELATED INFORMATION

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

  The Company evaluates the performance of its segments based upon gross profit. Selling, general and administrative expenses, executive compensation expense, interest expense, other income, net, and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, "Summary of Significant Accounting Policies". Intersegment sales and transfers are not significant.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Revenue:
  Vessel construction................................ $23,870  $31,754  $10,671
  Repair and conversions.............................   8,685   14,559   11,446
                                                      -------  -------  -------
    Total Revenue....................................  32,555   46,313   22,117
                                                      -------  -------  -------
Cost of Revenue:
  Vessel construction................................  18,458   23,560    7,250
  Repair and conversions.............................   7,160   10,560    7,782
                                                      -------  -------  -------
    Total Cost of Revenue............................  25,618   34,120   15,032
                                                      -------  -------  -------
Gross Profit:
  Vessel construction................................   5,412    8,194    3,421
  Repair and conversions.............................   1,525    3,999    3,664
                                                      -------  -------  -------
    Total Gross Profit...............................   6,937   12,193    7,085
Selling, General and Administrative Expenses.........   3,857    3,515    2,242
Executive Compensation Expense.......................      --    4,676       --
                                                      -------  -------  -------
Income from Operations...............................   3,080    4,002    4,843
Interest Expense.....................................    (639)  (1,425)    (126)
Other Income, net....................................     313      284      188
                                                      -------  -------  -------
Income before Income Taxes...........................   2,754    2,861    4,905
Provision for Income Taxes...........................   1,252    1,932       --
Provision for Cumulative Deferred Taxes..............      --      675       --
                                                      -------  -------  -------
Net Income........................................... $ 1,502  $   254  $ 4,905
                                                      =======  =======  =======

  Certain other financial information of the Company by segment is as follows (in thousands):

                                                                 Years Ended
                                                                 December 31,
                                                              ------------------
                                                               1999   1998  1997
                                                              ------ ------ ----
Depreciation and Amortization Expense:
  Vessel construction........................................ $  793 $  813 $269
  Repair and conversions.....................................    524    511  481
  Included in selling, general and administrative expenses...    946    925  100
                                                              ------ ------ ----
    Total Depreciation and Amortization Expense.............. $2,263 $2,249 $850
                                                              ====== ====== ====

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

  Total assets and capital expenditures of the Company by segment are as follows (in thousands):

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
Total Assets:
  Vessel construction............................... $ 34,307 $ 35,245 $ 35,438
  Repair and conversion.............................    5,663    7,554    6,598
  Other.............................................    5,150    4,720    6,909
                                                     -------- -------- --------
    Total Assets.................................... $ 45,120 $ 47,519 $ 48,945
                                                     ======== ======== ========
Capital Expenditures:
  Vessel construction............................... $    312 $    330 $     82
  Repair and conversion.............................      160      806      741
  Other.............................................      272      582      230
                                                     -------- -------- --------
    Total Capital Expenditures...................... $    744 $  1,718 $  1,053
                                                     ======== ======== ========

  Certain assets and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

  Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

12. COMMITMENTS AND CONTINGENCIES

  Legal Matters--The Company is a party to various legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's consolidated financial statements.

  Employment Agreements--The Company has employment agreements with certain of its executive officers which generally provide for an initial term of three years ending on March 31, 2001 and minimum annual total compensation of $851,000.

  Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $1.8 million and $3.7 million at December 31, 1999 and 1998, respectively.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

13. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Consolidated operating results for the four quarters of 1999 and 1998 were as follows (in thousands, except per share data):

                                                 Quarter Ended
                                 ---------------------------------------------
                                 March 31, June 30, September 30, December 31,
                                 --------- -------- ------------- ------------
Fiscal 1999
Revenue.........................   9,460     8,710      6,930        7,455
Gross profit....................   2,490     2,291      1,199          956
Net income (loss)...............     832       692         71          (93)
Net income (loss) per share:
  Basic and diluted.............    0.12      0.10       0.01        (0.01)
Fiscal 1998
Revenue.........................  11,569    12,418     12,794        9,532
Gross profit....................   3,429     3,749      3,084        1,931
Net income (loss)...............  (2,478)    1,004      1,317          410
Net income (loss) per share:
  Basic and diluted.............   (0.53)     0.18       0.18         0.06
Pro forma net income (loss).....  (2,603)    1,080      1,317          410
Pro forma net income (loss) per
 share..........................   (0.47)     0.17       0.18         0.06

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

  The information required by this Item as to the directors and executive officers of Conrad Industries, Inc. is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2000 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

Item 11. Executive Compensation

  The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999. Notwithstanding the foregoing, in accordance with the instructions to
Item 402(a)(8) of Regulation S-K, the information contained in the company's proxy statement under the sub-heading "Report of the Compensation Committee" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2000 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

Item 13. Certain Relationships and Related Transactions

  The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2000 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) Documents Filed as a Part of this Report

  1. Financial Statements:

  The financial statements and supplementary data required by this item are incorporated under Item 8, Part II of this Form 10-K.

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

 Exhibits                              Description
 --------                              -----------
   3.1    --Amended and Restated Certificate of Incorporation (filed as Exhibit
           3.1 to the Company's Annual Report on Form 10-K for year ended
           December 31, 1998 and incorporated by reference herein).

   3.2    --Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's
           Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
   4.1    --Specimen Common Stock Certificate (filed as Exhibit 4 to the
           Company's Registration Statement on Form 8-A and incorporated by reference herein).
   4.2    --Registration Rights Agreement by and among Conrad Industries, Inc.,
           J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John
           P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan
           Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court
           Trust, The James P. Conrad Trust, William H. Hidalgo, and Cecil A.
           Hernandez (filed as Exhibit 4.2 to the Company's Annual Report on
           Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
   4.3    --Registration Rights Agreement between Conrad Industries, Inc. and
           Morgan Keegan & Company, Inc (filed as Exhibit 4.3 to the Company's
           Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  10.1 --Stock Purchase Agreement dated as of December 12, 1997, by and among Conrad Shipyard, Inc., Orange Shipbuilding, Thomas E. Clary,
           Robert D. Clary and George B. Clary (filed as Exhibit 10.1 to the company's Registration Statement on Form S-1 (Registration No. 33-
           49773) and incorporated by reference herein).
  10.2    --Loan Agreement, dated as of March 19, 1998, by and among Whitney
           National Bank, Conrad Shipyard, Inc. and Orange Shipbuilding (filed as Exhibit 10.2 to the company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
  10.3    --Loan Agreement, dated as of May 22, 1998, by and among Whitney
           National Bank, Conrad Shipyard, Inc. and Orange Shipbuilding (filed as Exhibit 10.3 to the company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
  10.4    --Stock Exchange Agreement, dated as of March 31, 1998, by and among
           Conrad Industries, Inc., Conrad Shipyard, Inc., Orange Shipbuilding,
           John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr.
           Trust, The Daniel T. Conrad Trust, The Glenn Alan Conrad Trust, The
           Kenneth C. Conrad Trust, the Katherine C. Court Trust, The James P.
           Court Trust, William H. Hidalgo and Cecil A. Hernandez (filed as
           Exhibit 10.4 to the company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
  10.5**  --Conrad Industries, Inc. Amended and Restated 1998 Stock Plan (First
           Amendment) (filed with the Company's Proxy Statement on Schedule 14A on April 22, 1999 and incorporated by reference herein).
  10.6**  --Officer and Director Indemnification Agreement (filed as Exhibit
           10.6 to the Company's Registration Statement on Form S-1)
           (Registration No. 33-49773) and incorporated by reference herein).
  10.7**  --Employment Agreement between Conrad Shipyard, Inc. and J. Parker
           Conrad (filed as Exhibit 10.7 to the Company's Annual Report on Form
           10-K for year ended December 31, 1998 and incorporated by reference herein).

  10.8**  --Employment Agreement between Conrad Shipyard, Inc. and John Parker
           Conrad, Jr. (filed as Exhibit 10.8 to the Company's Annual Report on
           Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

  10.9**  --Employment Agreement between Conrad Shipyard, Inc. and William H.
           Hidalgo (filed as Exhibit 10.9 to the Company's Annual Report on
           Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  10.10** --Employment Agreement between Conrad Shipyard, Inc. and Cecil A.
           Hernandez (filed as Exhibit 10.10 to the Company's Annual Report on
           Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  10.11** --Employment Agreement between Orange and Ralph C. Thon (filed as
           Exhibit 10.11 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  10.12   --Warrant Agreement between the Conrad Industries, Inc. and Morgan
           Keegan & Company, Inc. (filed as Exhibit 10.12 to the Company's
           Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  21.1    --Subsidiaries of Conrad Industries, Inc. (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for year ended December 31,
           1998 and incorporated by reference herein).
 *27.1    --Financial Data Schedule.

--------
*  Filed herewith.
**  Management contract or compensation plan.

 (b) Reports on Form 8-K:

  Conrad Industries has not filed any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONRAD INDUSTRIES, INC.

                                                 /s/ William H. Hidalgo
                                          By: _________________________________
                                                    William H. Hidalgo
Date: March 28, 2000                           President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ J. Parker Conrad
------------------------------------
          J. Parker Conrad           Co-Chairman of the Board of
                                      Directors                      March 28, 2000


      /s/ John P. Conrad, Jr.
------------------------------------
        John P. Conrad, Jr.          Co-Chairman of the Board of
                                      Directors                      March 28, 2000


      /s/ William H. Hidalgo
------------------------------------
         William H. Hidalgo          President, Chief Executive
                                      Officer and Director
                                      (Principal Executive
                                      Officer)                       March 28, 2000


      /s/ Cecil A. Hernandez
------------------------------------
         Cecil A. Hernandez          Vice President--Finance and
                                      Administration, Chief
                                      Financial Officer,
                                      Secretary and Director
                                      (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)            March 28, 2000


       /s/ Michael J. Harris
------------------------------------
         Michael J. Harris           Director                        March 28, 2000


     /s/ Louis J. Michot, Jr.
------------------------------------
        Louis J. Michot, Jr.         Director                        March 28, 2000


   /s/ Richard E. Roberson, Jr.
------------------------------------
      Richard E. Roberson, Jr.       Director                        March 28, 2000