Form 10-Q
period 2000-03-31
CONRAD INDUSTRIES INC
filed 2000-05-12
CIK 1059167

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

                      For the period ended March 31, 2000

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

   As of May 12, 2000, 7,077,723 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                            Page
                                                                            ----
Part I. Financial Information
 Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets March 31, 2000 and December 31, 1999.........   3
  Consolidated Statements of Operations Three Months Ended March 31, 2000
   and 1999................................................................   4
  Consolidated Statements of Cash Flows Three Months Ended March 31, 2000
   and 1999................................................................   5
  Notes to the Consolidated Financial Statements...........................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  11
Part II. Other Information
 Item 6. Exhibits and Reports on Form 8-K..................................  15
Signature..................................................................  16

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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                         March 31, December 31,
                                                           2000        1999
                                                         --------- ------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................  $ 5,703    $ 4,252
  Accounts receivable, net..............................    4,192      3,072
  Costs and estimated earnings in excess of billings on
   uncompleted contracts................................    2,835      3,843
  Inventories...........................................      186        175
  Other current assets..................................    1,438      2,025
                                                          -------    -------
    Total current assets................................   14,354     13,367

PROPERTY, PLANT AND EQUIPMENT, net......................   17,287     17,377
COST IN EXCESS OF NET ASSETS ACQUIRED...................   13,979     14,176
OTHER ASSETS............................................      199        200
                                                          -------    -------
TOTAL ASSETS............................................  $45,819    $45,120
                                                          =======    =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................  $ 1,198    $   769
  Accrued employee costs................................      733        421
  Accrued expenses......................................    1,053        971
  Current maturities of long-term debt..................    2,508      2,508
  Billings in excess of costs and estimated earnings on
   uncompleted contracts................................      195        535
                                                          -------    -------
    Total current liabilities...........................    5,687      5,204

LONG-TERM DEBT, less current maturities.................    4,179      4,806
DEFERRED INCOME TAXES...................................    3,187      3,126
                                                          -------    -------
    Total liabilities...................................   13,053     13,136
                                                          -------    -------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,077,723 shares outstanding in 2000 and
   1999.................................................       71         71
  Additional paid-in capital............................   27,780     27,780
  Retained earnings.....................................    4,915      4,133
                                                          -------    -------
    Total shareholders' equity..........................   32,766     31,984
                                                          -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $45,819    $45,120
                                                          =======    =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
REVENUE....................................................... $ 9,875  $ 9,460
COST OF REVENUE...............................................   7,350    6,970
                                                               -------  -------
GROSS PROFIT..................................................   2,525    2,490
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..................   1,139      979
                                                               -------  -------
INCOME FROM OPERATIONS........................................   1,386    1,511
INTEREST EXPENSE..............................................    (148)    (178)
OTHER INCOME, NET.............................................     100       66
                                                               -------  -------
INCOME BEFORE INCOME TAXES....................................   1,338    1,399
PROVISION FOR INCOME TAXES....................................     556      567
                                                               -------  -------
NET INCOME.................................................... $   782  $   832
                                                               =======  =======
Net income per common share:
  Basic and diluted........................................... $  0.11  $  0.12
                                                               =======  =======
Weighted average common shares outstanding:
  Basic and diluted...........................................   7,078    7,078
                                                               =======  =======



           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................. $   782  $   832
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................     554      567
  Deferred income tax expense................................      61       93
  Changes in assets and liabilities:
   Accounts receivable.......................................  (1,120)   1,858
   Net change in billings related to cost and estimated
    earnings on uncompleted contracts........................     668     (474)
   Inventory and other assets................................     573     (466)
   Accounts payable and accrued expenses.....................     823      136
                                                              -------  -------
    Net cash provided by operating activities................   2,341    2,546
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment................    (263)    (190)
                                                              -------  -------
    Net cash used in investing activities....................    (263)    (190)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments of debt................................    (627)    (669)
                                                              -------  -------
    Net cash used in financing activities....................    (627)    (669)
                                                              -------  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................   1,451    1,687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............   4,252    3,074
                                                              -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................... $ 5,703  $ 4,761
                                                              =======  =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid............................................... $   148  $   178
                                                              =======  =======
 Taxes paid.................................................. $    80  $   325
                                                              =======  =======

           See notes to unaudited consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the "Company") which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). New construction work and the majority of repair work is performed on a fixed-price basis, but the Company also performs some repair work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated. In the opinion of the management of the Company, the interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company's audited 1999 consolidated financial statements and related notes filed on Form 10-K for the year ended December 31, 1999.

   The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. RECEIVABLES

   Receivables consisted of the following at March 31, 2000 and December 31, 1999 (in thousands):

                                                                  2000   1999
                                                                 ------ ------
      U.S. Government:
        Amounts billed.......................................... $1,977 $  347
        Unbilled costs and estimated earnings on uncompleted
         contracts..............................................  1,358  3,505
                                                                 ------ ------
                                                                  3,335  3,852
      Commercial:
        Amounts billed..........................................  2,215  2,725
        Unbilled costs and estimated earnings on uncompleted
         contracts..............................................  1,477    338
                                                                 ------ ------
          Total................................................. $7,027 $6,915
                                                                 ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $20,000 at March 31, 2000 and December 31, 1999. During 2000 and 1999 there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at March 31, 2000, substantially all is expected to be collected within the next twelve months.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Information with respect to uncompleted contracts as of March 31, 2000 and December 31, 1999 is as follows (in thousands):

                                                                 2000    1999
                                                                ------- -------
      Costs incurred on uncompleted contracts.................. $25,658 $27,108
      Estimated earnings.......................................   7,763   8,257
                                                                ------- -------
                                                                 33,421  35,365
      Less billings to date....................................  30,781  32,057
                                                                ------- -------
                                                                $ 2,640 $ 3,308
                                                                ======= =======

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                 2000   1999
                                                                ------ ------
      Costs and estimated earnings in excess of billings on
       uncompleted contracts................................... $2,835 $3,843
      Billings in excess of cost and estimated earnings on
       uncompleted contracts...................................    195    535
                                                                ------ ------
        Total.................................................. $2,640 $3,308
                                                                ====== ======

3. LONG-TERM DEBT

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until May 25, 2000, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets and contains customary restrictive covenants and the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At March 31, 2000, the Company was in compliance these covenants.

   The Term Loan is payable in monthly principal payments of $209,000 plus interest, with a final payment due on April 2004. At March 31, 2000, the Term Loan balance outstanding was $6.7 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on April 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were outstanding as of March 31, 2000.

4. INCOME PER SHARE

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" and "diluted" income per share was 7,077,723 for the three months ended March 31, 2000 and 1999.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

5. SEGMENT AND RELATED INFORMATION

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

   The Company evaluates the performance of its segments based upon gross profit. Selling, general and administrative expenses, interest expense, other income, net, and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, "Summary of Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 1999. Intersegment sales and transfers are not significant.

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
Revenue:
  Vessel construction......................................... $ 6,977  $ 7,125
  Repair and conversions......................................   2,898    2,335
                                                               -------  -------
    Total revenue.............................................   9,875    9,460
                                                               -------  -------
Cost of revenue:
  Vessel construction.........................................   5,145    5,074
  Repair and conversions......................................   2,205    1,896
                                                               -------  -------
    Total cost of revenue.....................................   7,350    6,970
                                                               -------  -------
Gross profit:
  Vessel construction.........................................   1,832    2,051
  Repair and conversions......................................     693      439
                                                               -------  -------
    Total gross profit........................................   2,525    2,490

Selling, general and administrative expenses..................   1,139      979
                                                               -------  -------
Income from operations........................................   1,386    1,511
Interest expense..............................................    (148)    (178)
Other income, net.............................................     100       66
                                                               -------  -------
Income before income taxes....................................   1,338    1,399
Provision for income taxes....................................     556      567
                                                               -------  -------
Net income.................................................... $   782  $   832
                                                               =======  =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                                        Three
                                                                       Months
                                                                        Ended
                                                                      March 31,
                                                                      ---------
                                                                      2000 1999
                                                                      ---- ----
      Depreciation and amortization expense:
        Vessel construction.......................................... $195 $203
        Repair and conversions.......................................  122  131
        Included in selling, general and administrative expenses.....  237  233
                                                                      ---- ----
          Total depreciation and amortization expense................ $554 $567
                                                                      ==== ====

                                                                        Three
                                                                       Months
                                                                        Ended
                                                                      March 31,
                                                                      ---------
                                                                      2000 1999
                                                                      ---- ----
      Capital expenditures:
        Vessel construction.......................................... $134 $ 23
        Repair and conversions.......................................   33   18
        Other........................................................   96  149
                                                                      ---- ----
          Total capital expenditures................................. $263 $190
                                                                      ==== ====

   Total assets of the Company by segment is as follows as of March 31, 2000 and December 31, 1999 (in thousands):

                                                                  2000    1999
                                                                 ------- -------
      Total assets:
        Vessel construction..................................... $34,606 $34,307
        Repair and conversions..................................   6,225   5,663
        Other...................................................   4,988   5,150
                                                                 ------- -------
          Total assets.......................................... $45,819 $45,120
                                                                 ======= =======

   Certain assets and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

   Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

6. COMMITMENTS AND CONTINGENCIES

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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $1.8 million at March 31, 2000 and December 31, 1999.

7. NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q as well as the Company's annual report and Form 10-K for the year ended December 31, 1999.

Overview

   The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The Company completed an Initial Public Offering on June 15, 1998 by issuing 2.1 million shares of common stock. Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana, and specializes in the construction, conversion and repair of large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats and offshore tug boats. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels, including offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and FPSOs. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels.

   The demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. Demand for the Company's products and services have been adversely impacted recently by decreased activity in the offshore oil and gas industry. Activity by commercial and government customers to construct new vessels to replace older vessels and upgrade the capacity or functionality of existing vessels has remained steady. In addition, the Orange Acquisition has enabled the Company to capitalize on the demand for new vessel construction by government customers such as the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers.

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

Recent Events

   On March 21, 2000 the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $1 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury and will be available for use in connection with the Company's stock option plan and other compensation programs or for other corporate purposes. Funds for the program will come from cash, internally generated funds or additional borrowings. The Company has repurchased approximately 20,800 shares at a total cost of $84,000 through April 27, 2000.

   On May 1, 2000 the Company's Board of Directors authorized the construction of a new dry-dock, up to total size of 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The estimated cost is $5.3 million. Funds for the construction of the dry-dock will come from cash, internally generated funds or additional borrowings. This dock will allow the Company to (1) increase repair and conversion capacity; (2) compete for larger repair and conversion projects and; (3) launch larger new vessel construction projects more competitively.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

             Conrad Industries, Inc. Summary Results of Operations

                                                    Three Months Ended March
                                                               31,
                                                   -----------------------------
                                                    2000           1999
                                                   ------         ------
Financial Data:
 Revenue
  Vessel construction............................. $6,977   70.7% $7,125   75.3%
  Repair and conversions..........................  2,898   29.3%  2,335   24.7%
                                                   ------         ------
    Total revenue.................................  9,875  100.0%  9,460  100.0%
                                                   ------         ------
Cost of revenue
  Vessel construction.............................  5,145   73.7%  5,074   71.2%
  Repair and conversions..........................  2,205   76.1%  1,896   81.2%
                                                   ------         ------
    Total cost of revenue.........................  7,350   74.4%  6,970   73.7%
                                                   ------         ------
Gross profit
  Vessel construction.............................  1,832   26.3%  2,051   28.8%
  Repair and conversions..........................    693   23.9%    439   18.8%
                                                   ------         ------
    Total gross profit............................  2,525   25.6%  2,490   26.3%
S G & A expenses..................................  1,139   11.5%    979   10.3%
                                                   ------         ------
Income from operations............................  1,386   14.0%  1,511   16.0%
Interest expense..................................    148    1.5%    178    1.9%
Other expenses (income), net......................   (100)  -1.0%    (66)  -0.7%
                                                   ------         ------
Income before income taxes........................  1,338   13.5%  1,399   14.8%
Income taxes......................................    556    5.6%    567    6.0%
Net Income........................................ $  782    7.9% $  832    8.8%
                                                   ======         ======
EBITDA(1)......................................... $1,940   19.6% $2,078   22.0%
                                                   ======         ======
Operating Data: Labor hours.......................    146            147

--------
(1) Represents income from operations before deduction of depreciation and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

 Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999.

   During the three months ended March 31, 2000, the Company generated revenue of $9.9 million, an increase of approximately $415,000, or 4.4%, compared to $9.5 million generated for the three months ended March 31, 1999. The increase was due to a $563,000 (24.1%) increase in repair and conversion revenue to $2.9 million for the three months ended March 31, 2000 compared to $2.3 million for the three months ended March 31, 1999 and a $148,000 (2.1%) decrease in vessel construction to $7.0 million for the three months ended March 31, 2000, compared to $7.1 million for the three months ended March 31, 1999. The decrease in vessel construction was attributable to the types of jobs completed or in progress during the three months ended March 31, 2000 which required less manhours as compared to projects completed or in progress during the three months ended March 31, 1999. Vessel construction production hours decreased by 15.8% during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in repair and conversion revenue during the three months ended March 31, 2000 compared to the three months ended March 31, 1999 were primarily attributable to increase demand for repair and conversions due to increased offshore oil and gas activity. Repair and conversion hours increased by 32.6% during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

   Gross profit was the same at $2.5 million (25.6% of revenue) for the three months ended March 31, 2000 as compared to gross profit of $2.5 million (26.3% of revenue) for the three months ended March 31, 1999. Vessel construction gross profit decreased $219,000 or 10.7% to $1.8 million for the three months ended March 31, 2000 as compared to vessel construction gross profit of $2.1 million for the three months ended March 31, 1999. Repair and conversion gross profit increased $254,000 or 57.9% to $693,000 for the three months ended March 31, 2000 as compared to repair and conversion gross profit of $439,000 for the three months ended March 31, 1999. These fluctuations were due primarily to the factors described above.

   The decrease in gross profit as a percentage of revenue was primarily due to the decrease in vessel construction gross profit margins to 26.3% for the three months ended March 31, 2000, compared to gross profit margins of 28.8% for the three months ended March 31, 1999. This decline was primarily due to tighter market conditions and competition for vessel construction projects. Gross profits as a percentage of revenue for repair and conversion were 23.9% for the three months ended March 31, 2000, compared to gross profit margins of 18.8% for the three months ended March 31, 1999. This increase was primarily due to less material intensive repair and conversion jobs for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

   Selling, general and administrative expenses increased $160,000, or 16.3%, to $1.1 million (11.5% of revenue) for the three months ended March 31, 2000, as compared to $979,000 (10.3% of revenue) for the three months ended March 31, 1999. These increases were primarily due to an increase in employee related costs, legal and accounting and taxes and licenses.

   Income before income taxes decreased $61,000 to $1.3 million for the three months ended March 31, 2000 as compared to a net income before income taxes of $1.4 million for the three months ended March 31, 1999, primarily due to factors listed above.

   The Company had net income of $782,000 for the three months ended March 31, 2000 as compared to net income of $832,000 for the three months ended March 31, 1999. Interest expense decreased $30,000 to $148,000 for three months ended March 31, 2000 as compared to interest expense of $178,000 for the three months ended March 31, 1999 due to a reduction of debt.

   The Company had income tax expense of $556,000 (41.6% effective tax rate) for the three months ended March 31, 2000, compared to income taxes of $567,000 (40.5% effective tax rate) for the three months ended March 31, 1999. The effective tax rate percent is attributable to the effect of the permanent tax differences for amortization.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $2.3 million for the three months ended March 31, 2000 due to an increase in accounts receivable, offset by decreases in accounts payable and accrued expenses, billings related to costs and estimated earnings on uncompleted contracts and other assets. The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. The Company's working capital position was $8.7 million at March 31, 2000 compared to $8.2 million at December 31, 1999.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $263,000 for the three months ended March 31, 2000 was for improvements to facilities and equipment.

   Net cash used in financing activities was $627,000 for the three months ended March 31, 2000 relating to the repayment of debt.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until May 25, 2000, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets and contains customary restrictive covenants and the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At March 31, 2000, the Company was in compliance these covenants.

   The Term Loan is payable in monthly principal payments of $209,000 plus interest, with a final payment due on April 2004. At March 31, 2000, the Term Loan balance outstanding was $6.7 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on April 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were outstanding as of March 31, 2000.

   On March 21, 2000 the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $1 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury and will be available for use in connection with the Company's stock option plan and other compensation programs or for other corporate purposes. Funds for the program will come from cash, internally generated funds or additional borrowings. The Company has repurchased approximately 20,800 shares at a total cost of $84,000 through April 27, 2000.

   On May 1, 2000 the Company's Board of Directors authorized the construction of a new dry-dock, up to total size of 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The estimated cost is $5.3 million. Funds for the construction of the dry-dock will come from cash, internally generated funds or additional borrowings. This dock will allow the Company to (1) increase repair and conversion capacity; (2) compete for larger repair and conversion projects and; (3) launch larger new vessel construction projects more competitively.

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

Date: May 11, 2000

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