Form 10-Q
period 2000-06-30
CONRAD INDUSTRIES INC
filed 2000-08-14
CIK 1059167

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

                      For the period ended June 30, 2000

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

   As of August 10, 2000, 7,056,923 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                           Page
                                                                           ----
Part I. Financial Information
 Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets June 30, 2000 and December 31, 1999.........   3
  Consolidated Statements of Operations Three and Six Months Ended June
   30, 2000 and 1999......................................................   4
  Consolidated Statements of Cash Flows Six Months Ended June 30, 2000 and
   1999...................................................................   5
  Notes to the Consolidated Financial Statements..........................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  11
 Item 3. Quantitative and Qualitative Disclosures about Market Risk.......  16
Part II. Other Information
 Item 1. Legal Proceedings................................................  17
 Item 6. Exhibits and Reports on Form 8-K.................................  17
Signature.................................................................  18

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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                          June 30,  December 31,
                                                            2000        1999
                                                          --------  ------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. $ 5,396     $ 4,252
  Accounts receivable, net...............................   4,383       3,072
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................   2,219       3,843
  Inventories............................................     213         175
  Other current assets...................................   2,183       2,025
                                                          -------     -------
    Total current assets.................................  14,394      13,367

PROPERTY, PLANT AND EQUIPMENT, net.......................  18,655      17,377
COST IN EXCESS OF NET ASSETS ACQUIRED....................  13,782      14,176
OTHER ASSETS.............................................     205         200
                                                          -------     -------
TOTAL ASSETS............................................. $47,036     $45,120
                                                          =======     =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................... $ 1,940     $   769
  Accrued employee costs.................................     936         421
  Accrued expenses.......................................   1,137         971
  Current maturities of long-term debt...................   2,508       2,508
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.................................     462         535
                                                          -------     -------
    Total current liabilities............................   6,983       5,204

LONG-TERM DEBT, less current maturities..................   3,552       4,806
DEFERRED INCOME TAXES....................................   3,243       3,126
                                                          -------     -------
    Total liabilities....................................  13,778      13,136
                                                          -------     -------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,077,723 shares issued in 2000 and 1999..      71          71
  Additional paid-in capital.............................  27,780      27,780
  Treasury stock at cost (20,800 shares).................     (84)         --
  Retained earnings......................................   5,491       4,133
                                                          -------     -------
    Total shareholders' equity...........................  33,258      31,984
                                                          -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $47,036     $45,120
                                                          =======     =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)
                                  (Unaudited)

                                             Three Months
                                              Ended June       Six Months
                                                  30,        Ended June 30,
                                             --------------  ----------------
                                              2000    1999    2000     1999
                                             ------  ------  -------  -------
REVENUE..................................... $8,611  $8,710  $18,486  $18,170
COST OF REVENUE.............................  6,329   6,419   13,679   13,389
                                             ------  ------  -------  -------
GROSS PROFIT................................  2,282   2,291    4,807    4,781
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...................................  1,206   1,011    2,345    1,990
                                             ------  ------  -------  -------
INCOME FROM OPERATIONS......................  1,076   1,280    2,462    2,791
INTEREST EXPENSE............................   (136)   (161)    (284)    (339)
OTHER INCOME, NET...........................     87      57      187      123
                                             ------  ------  -------  -------
INCOME BEFORE INCOME TAXES..................  1,027   1,176    2,365    2,575
PROVISION FOR INCOME TAXES..................    451     484    1,007    1,051
                                             ------  ------  -------  -------
NET INCOME.................................. $  576  $  692  $ 1,358  $ 1,524
                                             ======  ======  =======  =======
Net income per common share:
  Basic and diluted......................... $ 0.08  $ 0.10  $  0.19  $  0.22
                                             ======  ======  =======  =======
Weighted average common shares outstanding:
  Basic and diluted.........................  7,061   7,078    7,069    7,078
                                             ======  ======  =======  =======



           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                Six Months
                                                              Ended June 30,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................. $ 1,358  $ 1,524
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................   1,103    1,126
  Deferred income tax expense................................     117      239
  Changes in assets and liabilities:
   Accounts receivable.......................................  (1,311)   4,587
   Net change in billings related to cost and estimated
    earnings on uncompleted contracts........................   1,551     (708)
   Inventory and other assets................................    (210)  (1,720)
   Accounts payable and accrued expenses.....................   1,852   (1,077)
                                                              -------  -------
    Net cash provided by operating activities................   4,460    3,971
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment................  (1,978)    (286)
                                                              -------  -------
    Net cash used in investing activities....................  (1,978)    (286)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments of debt................................  (1,254)  (1,339)
 Purchase of treasury stock..................................     (84)      --
                                                              -------  -------
    Net cash used in financing activities....................  (1,338)  (1,339)
                                                              -------  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................   1,144    2,346
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............   4,252    3,074
                                                              -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................... $ 5,396  $ 5,420
                                                              =======  =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid............................................... $   284  $   339
                                                              =======  =======
 Taxes paid.................................................. $ 1,060  $ 1,452
                                                              =======  =======


           See notes to unaudited consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the "Company") which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). New construction work and some repair and conversion work is performed on a fixed-price basis. The Company performs the majority of repair and conversion work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated. In the opinion of the management of the Company, the interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company's audited 1999 consolidated financial statements and related notes filed on Form 10-K for the year ended December 31, 1999.

   The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. RECEIVABLES

   Receivables consisted of the following at June 30, 2000 and December 31, 1999 (in thousands):

                                                                  2000   1999
                                                                 ------ ------
   U.S. Government:
     Amounts billed............................................. $1,104 $  347
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  1,146  3,505
                                                                 ------ ------
                                                                  2,250  3,852
   Commercial:
     Amounts billed.............................................  3,279  2,725
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  1,073    338
                                                                 ------ ------
       Total.................................................... $6,602 $6,915
                                                                 ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $20,000 at June 30, 2000 and December 31, 1999. During 2000 and 1999 there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at June 30, 2000, substantially all is expected to be collected within the next twelve months.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Information with respect to uncompleted contracts as of June 30, 2000 and December 31, 1999 is as follows (in thousands):

                                                                 2000    1999
                                                                ------- -------
   Costs incurred on uncompleted contracts..................... $11,325 $27,108
   Estimated earnings..........................................   3,824   8,257
                                                                ------- -------
                                                                 15,149  35,365
   Less billings to date.......................................  13,392  32,057
                                                                ------- -------
                                                                $ 1,757 $ 3,308
                                                                ======= =======

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                 2000   1999
                                                                ------ ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................... $2,219 $3,843
   Billings in excess of cost and estimated earnings on
    uncompleted contracts......................................    462    535
                                                                ------ ------
     Total..................................................... $1,757 $3,308
                                                                ====== ======

3. LONG-TERM DEBT

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until August 24, 2000, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At June 30, 2000, the Company was in compliance with these covenants.

   The Term Loan is payable in monthly principal payments of $209,000 plus interest, with a final payment due in April 2004. At June 30, 2000, the Term Loan balance outstanding was $6.1 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on April 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were outstanding as of June 30, 2000.

4. SHAREHOLDERS' EQUITY

   Treasury Stock--On March 21, 2000, the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $1 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury stock and will be available for use in connection with the Company's stock options and other compensation programs or for other corporate purposes. Funds for the program will come from cash, internally generated funds or additional borrowings. The Company has repurchased approximately 20,800 shares at a total cost of $84,000 as of June 30, 2000.

   Income Per Share--The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" and "diluted" income per share was 7,060,893 and 7,077,723 for the three months ended June 30, 2000 and 1999, respectively and 7,069,308 and 7,077,723 for the six months ended June 30, 2000 and 1999, respectively.

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

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                             Three Months
                                              Ended June       Six Months
                                                  30,        Ended June 30,
                                             --------------  ----------------
                                              2000    1999    2000     1999
                                             ------  ------  -------  -------
   Revenue:
     Vessel construction.................... $5,114  $6,758  $12,091  $13,883
     Repair and conversions.................  3,497   1,952    6,395    4,287
                                             ------  ------  -------  -------
       Total revenue........................  8,611   8,710   18,486   18,170
                                             ------  ------  -------  -------
   Cost of revenue:
     Vessel construction....................  3,900   4,831    9,045    9,905
     Repair and conversions.................  2,429   1,588    4,634    3,484
                                             ------  ------  -------  -------
       Total cost of revenue................  6,329   6,419   13,679   13,389
                                             ------  ------  -------  -------
   Gross profit:
     Vessel construction....................  1,214   1,927    3,046    3,978
     Repair and conversions.................  1,068     364    1,761      803
                                             ------  ------  -------  -------
       Total gross profit...................  2,282   2,291    4,807    4,781

   Selling, general and administrative
    expenses................................  1,206   1,011    2,345    1,990
                                             ------  ------  -------  -------
   Income from operations...................  1,076   1,280    2,462    2,791
   Interest expense.........................   (136)   (161)    (284)    (339)
   Other income, net........................     87      57      187      123
                                             ------  ------  -------  -------
   Income before income taxes...............  1,027   1,176    2,365    2,575
   Provision for income taxes...............    451     484    1,007    1,051
                                             ------  ------  -------  -------
   Net income............................... $  576  $  692  $ 1,358  $ 1,524
                                             ======  ======  =======  =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                         Three
                                                        Months     Six Months
                                                      Ended June   Ended June
                                                          30,          30,
                                                      ----------- -------------
                                                       2000  1999  2000   1999
                                                      ------ ---- ------ ------
   Depreciation and amortization expense:
     Vessel construction............................  $  193 $195 $  388 $  398
     Repair and conversions.........................     120  131    242    262
     Included in selling, general and administrative
      expenses......................................     236  233    473    466
                                                      ------ ---- ------ ------
       Total depreciation and amortization expense..  $  549 $559 $1,103 $1,126
                                                      ====== ==== ====== ======

                                                         Three
                                                        Months     Six Months
                                                      Ended June   Ended June
                                                          30,          30,
                                                      ----------- -------------
                                                       2000  1999  2000   1999
                                                      ------ ---- ------ ------
   Capital expenditures:
     Vessel construction............................  $  166 $ 10 $  300 $   33
     Repair and conversions.........................   1,545   11  1,578     29
     Other..........................................       4   75    100    224
                                                      ------ ---- ------ ------
       Total capital expenditures...................  $1,715 $ 96 $1,978 $  286
                                                      ====== ==== ====== ======

   Total assets of the Company by segment is as follows at June 30, 2000 and December 31, 1999 (in thousands):

                                                                  2000    1999
                                                                 ------- -------
   Total assets:
     Vessel construction........................................ $29,763 $34,307
     Repair and conversions.....................................   8,399   5,663
     Other......................................................   8,874   5,150
                                                                 ------- -------
       Total assets............................................. $47,036 $45,120
                                                                 ======= =======

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

   Employment Agreements--The Company has employment agreements with certain of its executive officers which generally provide for an initial term of three years ending on March 31, 2001 and minimum annual total compensation of $763,000.

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $1.8 million at June 30, 2000 and December 31, 1999.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of fiscal year 2000. Management currently believes that this new accounting pronouncement should not have any material effect on the Company's consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q as well as the Company's annual report on Form 10-K for the year ended December 31, 1999.

Overview

   The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The Company completed an Initial Public Offering on June 15, 1998 by issuing 2.1 million shares of common stock. Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana, and specializes in the construction, conversion and repair of large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats, offshore tug boats and offshore supply vessels. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels, including offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and FPSOs. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels.

   The demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. Demand for the Company's products and services have been adversely impacted in the past by decreased activity in the offshore oil and gas industry. Recently the Company has experienced an increase in demand for products and services due to the upturn in activity in the offshore oil and gas industry. Activity by other commercial and government customers to construct new vessels to replace older vessels and upgrade the capacity or functionality of existing vessels has remained steady. In addition, the Orange Acquisition has enabled the Company to capitalize on the demand for new vessel construction by government customers such as the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers.

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

Recent Events

   On March 21, 2000 the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $1 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury stock and will be available for use in connection with the Company's stock option plan and other compensation programs or for other corporate purposes. Funds for the program will come from cash, internally generated funds or additional borrowings. The Company has repurchased approximately 20,800 shares at a total cost of $84,000 through June 30, 2000.

   On May 1, 2000 the Company's Board of Directors authorized the construction of a new dry-dock, up to a total size of 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The estimated cost is $5.3 million. Funds for the construction of the dry-dock will come from cash, internally generated funds or additional borrowings. This dock will allow the Company to
(1) increase repair and conversion capacity; (2) compete for larger repair and conversion projects; and (3) launch larger new vessel construction projects more competitively.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

             Conrad Industries, Inc. Summary Results of Operations

                                (In thousands)

                           Three Months Ended June
                                     30,                 Six Months Ended June 30,
                          ----------------------------  ------------------------------
                           2000           1999           2000            1999
                          ------         ------         -------         -------
Financial Data:
 Revenue
  Vessel construction...  $5,114   59.4% $6,758   77.6% $12,091   65.4% $13,883   76.4%
  Repair and
   conversions..........   3,497   40.6%  1,952   22.4%   6,395   34.6%   4,287   23.6%
                          ------         ------         -------         -------
    Total revenue.......   8,611  100.0%  8,710  100.0%  18,486  100.0%  18,170  100.0%
                          ------         ------         -------         -------
Cost of revenue
  Vessel construction...   3,900   76.3%  4,831   71.5%   9,045   74.8%   9,905   71.3%
  Repair and
   conversions..........   2,429   69.5%  1,588   81.4%   4,634   72.5%   3,484   81.3%
                          ------         ------         -------         -------
    Total cost of
     revenue............   6,329   73.5%  6,419   73.7%  13,679   74.0%  13,389   73.7%
                          ------         ------         -------         -------
Gross profit
  Vessel construction...   1,214   23.7%  1,927   28.5%   3,046   25.2%   3,978   28.7%
  Repair and
   conversions..........   1,068   30.5%    364   18.6%   1,761   27.5%     803   18.7%
                          ------         ------         -------         -------
    Total gross profit..   2,282   26.5%  2,291   26.3%   4,807   26.0%   4,781   26.3%
S G & A expenses........   1,206   14.0%  1,011   11.6%   2,345   12.7%   1,990   11.0%
                          ------         ------         -------         -------
Income from operations..   1,076   12.5%  1,280   14.7%   2,462   13.3%   2,791   15.4%
Interest expense........     136    1.6%    161    1.8%     284    1.5%     339    1.9%
Other expenses (income),
 net....................     (87)  -1.0%    (57)  -0.7%    (187)  -1.0%    (123)  -0.7%
                          ------         ------         -------         -------
Income before income
 taxes..................   1,027   11.9%  1,176   13.5%   2,365   12.8%   2,575   14.2%
Income taxes............     451    5.2%    484    5.6%   1,007    5.4%   1,051    5.8%
                          ------         ------         -------         -------
Net Income..............  $  576    6.7% $  692    7.9% $ 1,358    7.3% $ 1,524    8.4%
                          ======         ======         =======         =======
EBITDA (1)..............  $1,625   18.9% $1,839   21.1% $ 3,565   19.3% $ 3,917   21.6%
                          ======         ======         =======         =======
Operating Data: Labor
 hours..................     131            132             284             279

--------
(1) Represents income from operations before deduction of depreciation, and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

 Three Months Ended June 30, 2000 Compared with Three Months Ended June 30,
1999.

   During the three months ended June 30, 2000, the Company generated revenue of $8.6 million, a decrease of approximately $99,000, or 1.1%, compared to $8.7 million generated for the three months ended June 30, 1999. The decrease was due to a $1.6 million (24.3%) decrease in vessel construction to $5.1 million for the three months ended June 30, 2000, compared to $6.8 million for the three months ended June 30, 1999. The decrease was partially offset by a $1.5 million (79.1%) increase in repair and conversion revenue to $3.5 million for the three months ended June 30, 2000 compared to $2.0 million for the three months ended June 30, 1999. The decrease in vessel construction revenue was attributable to the decrease in vessel construction production hours which decreased by 32.2% during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This decline was primarily due to tighter market conditions and competition for vessel construction projects and the delay in the commencement of certain vessel construction projects. The construction of the drydock by production personnel absorbed hours which could otherwise have been available for billable work. The increase in repair and conversion revenue during the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was primarily attributable to increased demand for repair and conversions due to increased offshore oil and gas activity. Repair and conversion hours increased by 66.7% during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

   Gross profit was essentially unchanged at $2.3 million (26.5% of revenue) for the three months ended June 30, 2000 as compared to gross profit of $2.3 million (26.3% of revenue) for the three months ended June 30, 1999. Vessel construction gross profit decreased $713,000 or 37.0% to $1.2 million for the three months ended June 30, 2000 as compared to vessel construction gross profit of $1.9 million for the three months ended June 30, 1999. Repair and conversion gross profit increased $704,000 or 193.4% to $1.1 million for the three months ended June 30, 2000 as compared to repair and conversion gross profit of $364,000 for the three months ended June 30, 1999. These fluctuations were due primarily to the factors described above.

   Repair and conversion gross profit margins increased to 30.5% for the three months ended June 30, 2000, compared to gross profit margins of 18.6% for the three months ended June 30, 1999 and vessel construction gross profit margins decreased to 23.7% for the three months ended June 30, 2000, compared to gross profit margins of 28.5% for the three months ended June 30, 1999. The increase in repair and conversion gross profit margins was primarily due to a reduction in indirect fixed cost per hour due to the substantial increase in activity during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decline in vessel construction gross profit margins was primarily due to tighter market conditions and competition for vessel construction projects and an increase in indirect fixed cost per hour due to the decrease in activity during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

   Selling, general and administrative expenses increased $195,000, or 19.3%, to $1.2 million (14.0% of revenue) for the three months ended June 30, 2000, as compared to $1.0 million (11.6% of revenue) for the three months ended June 30, 1999. These increases were primarily due to an increase in employee related costs, legal and accounting fees and taxes and licenses.

   Income before income taxes decreased $149,000 to $1.0 million for the three months ended June 30, 2000 as compared to a net income before income taxes of $1.2 million for the three months ended June 30, 1999, primarily due to the factors listed above.

   The Company had net income of $576,000 for the three months ended June 30, 2000 as compared to net income of $692,000 for the three months ended June 30, 1999. Interest expense decreased $25,000 to $136,000 for three months ended June 30, 2000 as compared to interest expense of $161,000 for the three months ended June 30, 1999 due to a reduction of debt.

   The Company had income tax expense of $451,000 (43.9% effective tax rate) for the three months ended June 30, 2000, compared to income taxes of $484,000 (41.2% effective tax rate) for the three months ended June 30, 1999. The Company's effective tax rate is higher than its actual tax rate because its cost in excess of net assets acquired is not amortized for tax purposes.

 Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999.

   During the six months ended June 30, 2000, the Company generated revenue of $18.5 million, an increase of approximately $316,000, or 1.7%, compared to $18.2 million generated for the six months ended June 30, 1999. The increase was due to a $2.1 million (49.2%) increase in repair and conversion revenue to $6.4 million for the six months ended June 30, 2000 compared to $4.3 million for the six months ended June 30, 1999. The increase was partially offset by a $1.8 million (12.9%) decrease in vessel construction to $12.1 million for the six months ended June 30, 2000, compared to $13.9 million for the six months ended June 30, 1999. The decrease in vessel construction revenue was attributable to the decrease in vessel construction production hours which decreased by 23.0% during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This decline was primarily due to tighter market conditions and competition for vessel construction projects, the delay in the commencement of certain vessel construction projects, and the construction of the drydock by production personnel. The increase in repair and conversion revenue during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was primarily attributable to increased demand for repair and conversions due to increased offshore oil and gas activity. Repair and conversion hours increased by 55.7% during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

   Gross profit was essentially unchanged at $4.8 million (26.0% of revenue) for the six months ended June 30, 2000 as compared to gross profit of $4.8 million (26.3% of revenue) for the six months ended June 30, 1999. Vessel construction gross profit decreased $932,000 or 23.4% to $3.0 million for the six months ended June 30, 2000 as compared to vessel construction gross profit of $4.0 million for the six months ended June 30, 1999. Repair and conversion gross profit increased $958,000 or 119.3% to $1.8 million for the six months ended June 30, 2000 as compared to repair and conversion gross profit of $803,000 for the six months ended June 30, 1999. These fluctuations were due primarily to the factors described above.

   The decrease in gross profit as a percentage of revenue was primarily due to the decrease in vessel construction gross profit margins to 25.2% for the six months ended June 30, 2000, compared to gross profit margins of 28.7% for the six months ended June 30, 1999. Gross profits as a percentage of revenue for repair and conversion were 27.5% for the six months ended June 30, 2000, compared to gross profit margins of 18.7% for the six months ended June 30, 1999. The decline in vessel construction gross profit margins was primarily due to tighter market conditions and competition for vessel construction projects and an increase in indirect fixed cost per hour due to the decrease in activity during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in repair and conversion gross profit margins was primarily due to a reduction in indirect fixed cost per hour due to the substantial increase in activity during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

   Selling, general and administrative expenses increased $355,000, or 17.8%, to $2.3 million (12.7% of revenue) for the six months ended June 30, 2000, as compared to $2.0 million (11.0% of revenue) for the six months ended June 30, 1999. These increases were primarily due to an increase in employee related costs, legal and accounting fees and taxes and licenses.

   Income before income taxes decreased $210,000 to $2.4 million for the six months ended June 30, 2000 as compared to a net income before income taxes of $2.6 million for the six months ended June 30, 1999, primarily due to the factors listed above.

   The Company had net income of $1.4 million for the six months ended June 30, 2000 as compared to net income of $1.5 million for the six months ended June 30, 1999. Interest expense decreased $55,000 to $284,000 for six months ended June 30, 2000 as compared to interest expense of $339,000 for the six months ended June 30, 1999 due to a reduction of debt.

   The Company had income tax expense of $1.0 million (42.6% effective tax rate) for the six months ended June 30, 2000, compared to income taxes of $1.1 million (40.8% effective tax rate) for the six months ended June 30, 1999. The Company's effective tax rate is higher than its actual tax rate because its cost in excess of net assets acquired is not amortized for tax purposes.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $4.5 million for the six months ended June 30, 2000 due to an increase in accounts payable and accrued expenses, and billings related to costs and estimated earnings on uncompleted contracts, offset by an increase in accounts receivable and other assets. The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. The Company's working capital position was $7.4 million at June 30, 2000 compared to $8.2 million at December 31, 1999.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $2.0 million for the six months ended June 30, 2000 was for improvements to facilities and equipment of which approximately $1.5 million was for work in progress of the construction of a new dry-dock authorized by the Company's Board of Directors on May 1, 2000.

   The Board authorized the construction of a new dry-dock, up to a total size of 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The estimated cost is $5.3 million. Funds for the construction of the dry-dock will come from cash, internally generated funds or additional borrowings. This dock will allow the Company to (1) increase repair and conversion capacity;
(2) compete for larger repair and conversion projects; and (3) launch larger new vessel construction projects more competitively.

   Net cash used in financing activities was $1.3 million for the six months ended June 30, 2000 relating to the repayment of debt of $1.3 million and the repurchase of 20,800 shares of the Company's stock at a total cost of $84,000.

   The repurchase of the Company's stock was in conformity with the Company's Board of Directors authorization on March 21, 2000 to repurchase up to 200,000 shares or $1 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury stock and will be available for use in connection with the Company's stock option plan and other compensation programs or for other corporate purposes. Funds for the program will come from cash, internally generated funds or additional borrowings.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until August 24, 2000, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At June 30, 2000, the Company was in compliance these covenants.

   The Term Loan is payable in monthly principal payments of $209,000 plus interest, with a final payment due in April 2004. At June 30, 2000, the Term Loan balance outstanding was $6.1 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on April 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were outstanding as of June 30, 2000.

   The Company's backlog of $19.5 million at June 30, 2000 was attributable to 15 projects, of which $7.9 million was attributable to five government projects.

   Management believes that the Company's existing working capital, cash flows from operations and available borrowing under the Revolving Credit Facility will be adequate to meet its working capital needs and planned capital expenditures for property and equipment through 2000. The Company may pursue acquisition opportunities it believes are attractive if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of fiscal year 2000. Management currently believes that this new accounting pronouncement should not have any material effect on the Company's consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $6.1 million of the Company's long-term debt with an interest rate of 8.65% at June 30, 2000 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $61,000 per year if the Company were to maintain the same debt level and structure.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

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

 10.13 --Second Amended and Restated Loan Agreement, dated as of December 31,
        1999 by and among Whitney National Bank, Conrad Shipyard, Inc., Orange
        Shipbuilding and Conrad Industries, Inc.

 27    --Financial Data Schedule

   (b) Reports on Form 8-K

     The Company has not filed any Current Reports on Form 8-K since filing of the Company's final prospectus pursuant to Rule 424(b) in connection with its initial public offering on June 10, 1998.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000

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