Form 10-Q
period 2000-09-30
CONRAD INDUSTRIES INC
filed 2000-11-09
CIK 1059167

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

                    For the period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

                       Commission File Number 000-24263

                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 72-1416999
   (State of other jurisdiction of                 Identification No.)
   incorporation or organization)                   (I.R.S. Employer

          1501 Front Street                                 70381
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

   As of November 8, 2000, 7,068,923 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                           Page
                                                                           ----
Part I. Financial Information
 Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets September 30, 2000 and December 31, 1999....   3
  Consolidated Statements of Operations Three and Nine Months Ended
   September 30, 2000 and 1999............................................   4
  Consolidated Statements of Cash Flows Nine Months Ended September 30,
   2000 and 1999..........................................................   5
  Notes to the Consolidated Financial Statements..........................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................  11
 Item 3. Quantitative and Qualitative Disclosures about Market Risk.......  17
Part II. Other Information
 Item 1. Legal Proceedings................................................  17
 Item 6. Exhibits and Reports on Form 8-K.................................  17
Signature.................................................................  18

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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................    $ 9,804      $ 4,252
  Accounts receivable, net..........................      4,942        3,072
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................        740        3,843
  Inventories.......................................        249          175
  Other current assets..............................      2,058        2,025
                                                        -------      -------
    Total current assets............................     17,793       13,367
PROPERTY, PLANT AND EQUIPMENT, net..................     20,575       17,377
COST IN EXCESS OF NET ASSETS ACQUIRED...............     13,585       14,176
OTHER ASSETS........................................        211          200
                                                        -------      -------
TOTAL ASSETS........................................    $52,164      $45,120
                                                        =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................    $ 2,172      $   769
  Accrued employee costs............................      1,194          421
  Accrued expenses..................................      1,679          971
  Current maturities of long-term debt..............      2,508        2,508
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................      4,558          535
                                                        -------      -------
    Total current liabilities.......................     12,111        5,204
LONG-TERM DEBT, less current maturities.............      2,925        4,806
DEFERRED INCOME TAXES...............................      3,163        3,126
                                                        -------      -------
    Total liabilities...............................     18,199       13,136
                                                        -------      -------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,089,723 shares and 7,077,723 shares
   issued at 2000 and 1999..........................         71           71
  Additional paid-in capital........................     27,861       27,780
  Treasury stock at cost (20,800 shares)............        (84)          --
  Retained earnings.................................      6,117        4,133
                                                        -------      -------
    Total shareholders' equity......................     33,965       31,984
                                                        -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........    $52,164      $45,120
                                                        =======      =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)
                                  (Unaudited)

                                             Three Months      Nine Months
                                                 Ended            Ended
                                             September 30,    September 30,
                                             --------------  ----------------
                                              2000    1999    2000     1999
                                             ------  ------  -------  -------
REVENUE..................................... $8,902  $6,930  $27,388  $25,100
COST OF REVENUE.............................  6,794   5,731   20,473   19,119
                                             ------  ------  -------  -------
GROSS PROFIT................................  2,108   1,199    6,915    5,981
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...................................  1,053     914    3,398    2,904
                                             ------  ------  -------  -------
INCOME FROM OPERATIONS......................  1,055     285    3,517    3,077
INTEREST EXPENSE............................    (72)   (152)    (356)    (491)
OTHER INCOME, NET...........................    128      81      315      203
                                             ------  ------  -------  -------
INCOME BEFORE INCOME TAXES..................  1,111     214    3,476    2,789
PROVISION FOR INCOME TAXES..................    485     143    1,492    1,194
                                             ------  ------  -------  -------
NET INCOME.................................. $  626  $   71  $ 1,984  $ 1,595
                                             ======  ======  =======  =======
Net income per common share:
  Basic..................................... $ 0.09  $ 0.01  $  0.28  $  0.23
                                             ======  ======  =======  =======
  Diluted................................... $ 0.09  $ 0.01  $  0.28  $  0.23
                                             ======  ======  =======  =======
Weighted average common shares outstanding:
  Basic.....................................  7,061   7,078    7,066    7,078
                                             ======  ======  =======  =======
  Diluted...................................  7,130   7,078    7,075    7,078
                                             ======  ======  =======  =======



           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                Nine Months
                                                                   Ended
                                                               September 30,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................. $ 1,984  $ 1,595
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................   1,652    1,691
  Deferred income tax expense................................      37       71
  Changes in assets and liabilities:
   Accounts receivable.......................................  (1,870)   2,737
   Net change in billings related to cost and estimated
    earnings on uncompleted contracts........................   7,126     (701)
   Inventory and other assets................................    (131)  (1,493)
   Accounts payable and accrued expenses.....................   2,884     (888)
                                                              -------  -------
    Net cash provided by operating activities................  11,682    3,012
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment................  (4,246)    (666)
                                                              -------  -------
    Net cash used in investing activities....................  (4,246)    (666)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments of debt................................  (1,881)  (1,966)
 Purchase of treasury stock..................................     (84)      --
 Proceeds from exercised stock options.......................      81       --
                                                              -------  -------
    Net cash used in financing activities....................  (1,884)  (1,966)
                                                              -------  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................   5,552      380
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............   4,252    3,074
                                                              -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................... $ 9,804  $ 3,454
                                                              -------  -------
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid............................................... $   413  $   491
                                                              =======  =======
 Taxes paid.................................................. $ 1,210  $ 1,752
                                                              =======  =======


           See notes to unaudited consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the "Company") which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). New construction work and some repair work is performed on a fixed-price basis. The Company performs the majority of repair work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated. In the opinion of the management of the Company, the interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company's audited 1999 consolidated financial statements and related notes filed on Form 10-K for the year ended December 31, 1999.

   The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. RECEIVABLES

   Receivables consisted of the following at September 30, 2000 and December 31, 1999 (in thousands):

                                                                  2000   1999
                                                                 ------ ------
   U.S. Government:
     Amounts billed............................................. $1,379 $  347
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................    740  3,505
                                                                 ------ ------
                                                                  2,119  3,852
   Commercial:
     Amounts billed.............................................  3,563  2,725
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................     --    338
                                                                 ------ ------
       Total.................................................... $5,682 $6,915
                                                                 ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $20,000 at September 30, 2000 and December 31, 1999. During 2000 and 1999 there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at September 30, 2000, substantially all are expected to be collected within the next twelve months.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Information with respect to uncompleted contracts as of September 30, 2000 and December 31, 1999 is as follows (in thousands):

                                                                2000     1999
                                                               -------  -------
   Costs incurred on uncompleted contracts.................... $11,342  $27,108
   Estimated earnings.........................................   3,132    8,257
                                                               -------  -------
                                                                14,474   35,365
   Less billings to date......................................  18,292   32,057
                                                               -------  -------
                                                               $(3,818) $ 3,308
                                                               =======  =======

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                               2000     1999
                                                              -------  ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................... $   740  $3,843
   Billings in excess of cost and estimated earnings on
    uncompleted contracts....................................   4,558     535
                                                              -------  ------
     Total................................................... $(3,818) $3,308
                                                              =======  ======

3. LONG-TERM DEBT

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until November 30, 2000, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At September 30, 2000, the Company was in compliance with these covenants.

   The Term Loan is payable in monthly principal payments of $209,000 plus interest, with a final payment due in April 2004. At September 30, 2000, the Term Loan balance outstanding was $5.4 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on April 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were outstanding as of September 30, 2000.

4. SHAREHOLDERS' EQUITY

   Treasury Stock--On March 21, 2000, the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $1 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury stock and will be available for use in connection with the Company's stock option and other compensation programs or for other corporate purposes. Funds for the program will come from cash, internally generated funds or additional borrowings. The Company has repurchased 20,800 shares at a total cost of approximately $84,000 as of September 30, 2000.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Income Per Share--The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,060,836 and 7,077,723 for the three months ended September 30, 2000 and 1999, respectively and 7,066,464 and 7,077,723 for the nine months ended September 30, 2000 and 1999, respectively. The number of weighted average shares for "diluted" income per share was 7,130,419 and 7,077,723 for the three months ended September 30, 2000 and 1999, respectively and 7,074,713 and 7,077,723 for the nine months ended September 30, 2000 and 1999, respectively.

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

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                             Three Months      Nine Months
                                                 Ended            Ended
                                             September 30,    September 30,
                                             --------------  ----------------
                                              2000    1999    2000     1999
                                             ------  ------  -------  -------
   Revenue:
     Vessel construction.................... $4,408  $4,886  $16,499  $18,769
     Repair and conversions.................  4,494   2,044   10,889    6,331
                                             ------  ------  -------  -------
       Total revenue........................  8,902   6,930   27,388   25,100
                                             ------  ------  -------  -------
   Cost of revenue:
     Vessel construction....................  3,368   4,052   12,413   13,957
     Repair and conversions.................  3,426   1,679    8,060    5,162
                                             ------  ------  -------  -------
       Total cost of revenue................  6,794   5,731   20,473   19,119
                                             ------  ------  -------  -------
   Gross profit:
     Vessel construction....................  1,040     834    4,086    4,812
     Repair and conversions.................  1,068     365    2,829    1,169
                                             ------  ------  -------  -------
       Total gross profit...................  2,108   1,199    6,915    5,981
   Selling, general and administrative
    expenses................................  1,053     914    3,398    2,904
                                             ------  ------  -------  -------
   Income from operations...................  1,055     285    3,517    3,077
   Interest expense.........................    (72)   (152)    (356)    (491)
   Other income, net........................    128      81      315      203
                                             ------  ------  -------  -------
   Income before income taxes...............  1,111     214    3,476    2,789
   Provision for income taxes...............    485     143    1,492    1,194
                                             ------  ------  -------  -------
   Net income............................... $  626  $   71  $ 1,984  $ 1,595
                                             ======  ======  =======  =======

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                         Three
                                                        Months
                                                         Ended    Nine Months
                                                       September     Ended
                                                          30,    September 30,
                                                       --------- -------------
                                                       2000 1999  2000   1999
                                                       ---- ---- ------ ------
   Depreciation and amortization expense:
     Vessel construction.............................. $194 $198 $  582 $  596
     Repair and conversions...........................  118  131    360    393
     Included in selling, general and administrative
      expenses........................................  237  236    710    702
                                                       ---- ---- ------ ------
       Total depreciation and amortization expense.... $549 $565 $1,652 $1,691
                                                       ==== ==== ====== ======

                                                           Three
                                                          Months    Nine Months
                                                           Ended       Ended
                                                         September   September
                                                            30,         30,
                                                        ----------- -----------
                                                         2000  1999  2000  1999
                                                        ------ ---- ------ ----
   Capital expenditures:
     Vessel construction............................... $  113 $231 $  413 $264
     Repair and conversions............................  2,025  129  3,603  158
     Other.............................................    130   20    230  244
                                                        ------ ---- ------ ----
       Total capital expenditures...................... $2,268 $380 $4,246 $666
                                                        ====== ==== ====== ====

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Total assets of the Company by segment is as follows at September 30, 2000 and December 31, 1999 (in thousands):

                                                                  2000    1999
                                                                 ------- -------
   Total assets:
     Vessel construction........................................ $29,429 $34,307
     Repair and conversions.....................................   9,781   5,663
     Other......................................................  12,954   5,150
                                                                 ------- -------
       Total assets............................................. $52,164 $45,120
                                                                 ======= =======

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

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $0.6 million at September 30, 2000 and $1.8 million at December 31, 1999.

7. NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138, which addresses a limited number of issues causing implementation difficulties for numerous entities. The Company will adopt SFAS No. 133, as amended, no later than the first quarter of fiscal year 2001. The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material impact on the Company's consolidated financial statements.

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

   The Company is engaged in various types of construction under contracts that generally range from one month to 36 months in duration. The Company uses the percentage-of-completion method of accounting and therefore takes into account the estimated costs, estimated earnings and revenue to date on fixed-price contracts not yet completed. The amount of revenue recognized is equal to the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of cost incurred during the period plus the fee earned.

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

Recent Events

   On March 21, 2000 the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $1 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury stock and will be available for use in connection with the Company's stock option plan and other compensation programs or for other corporate purposes. Funds for the program will come from cash, internally generated funds or additional borrowings. The Company has repurchased 20,800 shares at a total cost of approximately $84,000 through September 30, 2000.

   On May 1, 2000 the Company's Board of Directors authorized the construction of a new dry-dock, up to a total size of 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The estimated cost is $5.3 million. Funds for the construction of the dry-dock will come from cash, internally generated funds or additional borrowings. This dock will allow the Company to
(1) increase repair and conversion capacity; (2) compete for larger repair and conversion projects; and (3) launch larger new vessel construction projects more competitively. The drydock is scheduled to be placed in service during the first quarter of 2001.

   On October 23, 2000 the Company's Board of Directors authorized management to purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and provides the Company with the opportunity for development.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

             Conrad Industries, Inc. Summary Results of Operations

                                (In thousands)

                             Three Months Ended         Nine Months Ended September
                                September 30,                       30,
                          ----------------------------  ------------------------------
                           2000           1999           2000            1999
                          ------         ------         -------         -------
Financial Data:
 Revenue
  Vessel construction...  $4,408   49.5% $4,886   70.5% $16,499   60.2% $18,769   74.8%
  Repair and
   conversions..........   4,494   50.5%  2,044   29.5%  10,889   39.8%   6,331   25.2%
                          ------         ------         -------         -------
    Total revenue.......   8,902  100.0%  6,930  100.0%  27,388  100.0%  25,100  100.0%
                          ------         ------         -------         -------
Cost of revenue
  Vessel construction...   3,368   76.4%  4,052   82.9%  12,413   75.2%  13,957   74.4%
  Repair and
   conversions..........   3,426   76.2%  1,679   82.1%   8,060   74.0%   5,162   81.5%
                          ------         ------         -------         -------
    Total cost of
     revenue............   6,794   76.3%  5,731   82.7%  20,473   74.8%  19,119   76.2%
                          ------         ------         -------         -------
Gross profit
  Vessel construction...   1,040   23.6%    834   17.1%   4,086   24.8%   4,812   25.6%
  Repair and
   conversions..........   1,068   23.8%    365   17.9%   2,829   26.0%   1,169   18.5%
                          ------         ------         -------         -------
    Total gross profit..   2,108   23.7%  1,199   17.3%   6,915   25.2%   5,981   23.8%
S G & A expenses........   1,053   11.8%    914   13.2%   3,398   12.4%   2,904   11.6%
                          ------         ------         -------         -------
Income from operations..   1,055   11.9%    285    4.1%   3,517   12.8%   3,077   12.3%
Interest expense........      72    0.8%    152    2.2%     356    1.3%     491    2.0%
Other expenses (income),
 net....................    (128)  -1.4%    (81)  -1.2%    (315)  -1.2%    (203)  -0.8%
                          ------         ------         -------         -------
Income before income
 taxes..................   1,111   12.5%    214    3.1%   3,476   12.7%   2,789   11.1%
Income taxes............     485    5.4%    143    2.1%   1,492    5.4%   1,194    4.8%
                          ------         ------         -------         -------
Net income..............  $  626    7.0% $   71    1.0% $ 1,984    7.2% $ 1,595    6.4%
                          ======         ======         =======         =======
EBITDA(1)...............  $1,604   18.0% $  850   12.3% $ 5,169   18.9% $ 4,768   19.0%
                          ======         ======         =======         =======
Operating Data: Labor
 hours..................     112            126             396             405

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

 Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999.

   During the three months ended September 30, 2000, the Company generated revenue of $8.9 million, an increase of approximately $2.0 million, or 28.5%, compared to $6.9 million generated for the three months ended September 30, 1999. The increase was due to a $2.5 million (120.0%) increase in repair and conversion revenue to $4.5 million for the three months ended September 30, 2000 compared to $2.0 million for the three months ended September 30, 1999. The increase was partially offset by a $478,000 (9.8%) decrease in vessel construction revenue to $4.4 million for the three months ended September 30, 2000, compared to $4.9 million for the three months ended September 30, 1999. The decrease in vessel construction revenue was attributable to the decrease in vessel construction production hours which decreased by 31.0% during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This decline was primarily due to the construction of the drydock by production personnel which absorbed hours which could otherwise have been available for billable work. The increase in repair and conversion revenue during the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was primarily attributable to (1) two conversion jobs in progress during the three months ended September 30, 2000, which required more material and equipment as compared to projects completed or in progress during the three months ended September 30, 1999 and (2) increased demand for repair and conversions due to increased offshore oil and gas activity. Repair and conversion hours increased by 22.4% during the three months ended September 30, 2000 compared to the three months ended
September 30, 1999.

   Gross profit increased $909,000, or 75.8% to $2.1 million (23.7% of revenue) for the three months ended September 30, 2000 as compared to gross profit of $1.2 million (17.3% of revenue) for the three months ended September 30, 1999. Vessel construction gross profit increased $206,000 or 24.7% to $1.0 million for the three months ended September 30, 2000 as compared to vessel construction gross profit of $834,000 for the three months ended September 30, 1999. Repair and conversion gross profit increased $703,000 or 192.6% to $1.1 million for the three months ended September 30, 2000 as compared to repair and conversion gross profit of $365,000 for the three months ended September 30, 1999. The increase in vessel construction gross profit was primarily due to more profitable jobs completed or in progress during the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. The increase in repair and conversion gross profit was primarily due to greater activity and more profitable jobs completed or in progress during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

   Repair and conversion gross profit margins increased to 23.8% for the three months ended September 30, 2000, compared to gross profit margins of 17.9% for the three months ended September 30, 1999. Vessel construction gross profit margins increased to 23.6% for the three months ended September 30, 2000, compared to gross profit margins of 17.1% for the three months ended September 30, 1999.

   Selling, general and administrative expenses increased $139,000, or 15.2%, to $1.1 million (11.8% of revenue) for the three months ended September 30, 2000, as compared to $914,000 (13.2% of revenue) for the three months ended September 30, 1999. These increases were primarily due to an increase in performance bonuses accrued.

   Income before income taxes increased $897,000 to $1.1 million for the three months ended September 30, 2000 as compared to income before income taxes of $214,000 for the three months ended September 30, 1999, primarily due to the factors listed above.

   The Company had net income of $626,000 for the three months ended September 30, 2000 as compared to net income of $71,000 for the three months ended September 30, 1999. Interest expense decreased $80,000 to $72,000 for three months ended September 30, 2000 as compared to interest expense of $152,000 for the three months ended September 30, 1999 due to a reduction of debt and capitalization of interest related to the construction of the drydock.

   The Company had income tax expense of $485,000 (43.7% effective tax rate) for the three months ended September 30, 2000, compared to income taxes of $143,000 (66.8% effective tax rate) for the three months ended September 30, 1999. The Company's effective tax rate is higher than its statutory tax rate because its cost in excess of net assets acquired is not amortized for tax purposes.

 Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999.

   During the nine months ended September 30, 2000, the Company generated revenue of $27.4 million, an increase of approximately $2.3 million, or 9.1%, compared to $25.1 million generated for the nine months ended September 30, 1999. The increase was due to a $4.6 million (72.0%) increase in repair and conversion revenue to $10.9 million for the nine months ended September 30, 2000 compared to $6.3 million for the nine months ended September 30, 1999. The increase was partially offset by a $2.3 million (12.1%) decrease in vessel construction revenue to $16.5 million for the nine months ended September 30, 2000, compared to $18.8 million for the nine months ended September 30, 1999. The decrease in vessel construction revenue was attributable to the decrease in vessel construction production hours by 25.8% during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This decline was primarily due to the construction of the drydock by production personnel, tighter market conditions and competition for vessel construction projects, and the delay in the commencement of certain vessel construction projects. The increase in repair and conversion revenue during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily attributable to (1) increased demand for repair and conversions due to increased offshore oil and gas activity and (2) two conversion jobs in progress during the nine months ended September 30, 2000, which required more material and equipment as compared to projects completed or in progress during the nine months ended September 30, 1999. Repair and conversion hours increased by 42.5% during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

   Gross profit increased $934,000, or 15.6% to $6.9 million (25.2% of revenue) for the nine months ended September 30, 2000 as compared to gross profit of $6.0 million (23.8% of revenue) for the nine months ended September 30, 1999. Vessel construction gross profit decreased $726,000 or 15.1% to $4.1 million for the nine months ended September 30, 2000 as compared to vessel construction gross profit of $4.8 million for the nine months ended September 30, 1999. Repair and conversion gross profit increased $1.7 million or 142.0% to $2.8 million for the nine months ended September 30, 2000 as compared to repair and conversion gross profit of $1.2 million for the nine months ended September 30, 1999. The decline in vessel construction gross profit was primarily due to the decrease in activity during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in repair and conversion gross profit was primarily due to greater activity and more profitable jobs completed or in progress during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

   Vessel construction gross profit margins decreased to 24.8% for the nine months ended September 30, 2000, compared to gross profit margins of 25.6% for the nine months ended September 30, 1999. Repair and conversion gross profit margins were 26.0% for the nine months ended September 30, 2000, compared to gross profit margins of 18.5% for the nine months ended September 30, 1999.

   Selling, general and administrative expenses increased $494,000, or 17.0%, to $3.4 million (12.4% of revenue) for the nine months ended September 30, 2000, as compared to $2.9 million (11.6% of revenue) for the nine months ended September 30, 1999. These increases were primarily due to an increase in employee related costs and taxes and licenses.

   Income before income taxes increased $687,000 to $3.5 million for the nine months ended September 30, 2000 as compared to income before income taxes of $2.8 million for the nine months ended September 30, 1999, primarily due to the factors listed above.

   The Company had net income of $2.0 million for the nine months ended September 30, 2000 as compared to net income of $1.6 million for the nine months ended September 30, 1999. Interest expense decreased $135,000 to $356,000 for nine months ended September 30, 2000 as compared to interest expense of $491,000 for the nine months ended September 30, 1999 due to a reduction of debt and capitalization of interest related to the construction of the drydock.

   The Company had income tax expense of $1.5 million (42.9% effective tax rate) for the nine months ended September 30, 2000, compared to income taxes of $1.2 million (42.8% effective tax rate) for the nine months ended September 30, 1999. The Company's effective tax rate is higher than its statutory tax rate because its cost in excess of net assets acquired is not amortized for tax purposes.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $11.7 million for the nine months ended September 30, 2000 due to an increase in accounts payable and accrued expenses, and billings related to costs and estimated earnings on uncompleted contracts, offset by an increase in accounts receivable and other assets. The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. The Company's working capital position was $5.7 million at September 30, 2000 compared to $8.2 million at December 31, 1999. The decrease in the working capital position was primarily due to $4.2 million in capital expenditures for plant and equipment.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $4.2 million for the nine months ended September 30, 2000 was for improvements to facilities and equipment of which approximately $3.5 million was for work in progress of the construction of a new dry-dock authorized by the Company's Board of Directors on May 1, 2000.

   The Board authorized the construction of a new dry-dock, up to a total size of 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The estimated cost is $5.3 million. Funds for the construction of the dry-dock will come from cash, internally generated funds or additional borrowings. This dock will allow the Company to (1) increase repair and conversion capacity;
(2) compete for larger repair and conversion projects; and (3) launch larger new vessel construction projects more competitively. The drydock is scheduled to be placed in service during the first quarter of 2001.

   Net cash used in financing activities was $1.9 million for the nine months ended September 30, 2000 relating to the repayment of debt of $1.9 million, the repurchase of 20,800 shares of the Company's stock at a total cost of approximately $84,000, and proceeds from exercised stock options of $81,000.

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

   On October 23, 2000 the Company's Board of Directors authorized management to purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and provides the Company with the opportunity for development.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until November 30, 2000, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At September 30, 2000, the Company was in compliance these covenants.

   The Term Loan is payable in monthly principal payments of $209,000 plus interest, with a final payment due in April 2004. At September 30, 2000, the Term Loan balance outstanding was $5.4 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on April 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were outstanding as of September 30, 2000.

   The Company's backlog of $25.4 million at September 30, 2000 was attributable to 14 projects, of which $6.3 million was attributable to four government projects and the remainder to commercial projects. On September 30, 1999 the Company's backlog was $25.1 million and was attributable to 16 projects, of which $13.5 million was attributable to nine government projects and the remainder to commercial projects.

   Management believes that the Company's existing working capital, cash flows from operations and available borrowing under the Revolving Credit Facility will be adequate to meet its working capital needs and planned capital expenditures for property and equipment through April 2001. The Company may pursue acquisition opportunities it believes are attractive if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138 which addresses a limited number of issues causing implementation difficulties for numerous entities. The Company will adopt SFAS No. 133, as amended, no later than the first quarter of fiscal year 2001. The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material impact on the Company's consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of fiscal year 2000. Management currently believes that this new accounting pronouncements should not have any material effect on the Company's consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $5.4 million of the Company's long-term debt with an interest rate of 8.62% at September 30, 2000 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $54,000 per year if the Company were to maintain the same debt level and structure.

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

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

  3.1 --  Amended and Restated Certificate of Incorporation (filed as Exhibit
          3.1 to the Company's Annual Report on Form 10-K for year ended
          December 31, 1998 and incorporated by reference herein).

  3.2 --  Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's
          Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

  4.1 --  Specimen Common Stock Certificate (filed as Exhibit 4 to the
          Company's Registration Statement on Form 8-A and incorporated by reference herein).

  4.2 --  Registration Rights Agreement by and among Conrad Industries, Inc.,
          J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John
          P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan
          Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court
          Trust, The James P. Conrad Trust, William H. Hidalgo, and Cecil A.
          Hernandez (filed as Exhibit 4.2 to the Company's Annual Report on
          Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

  4.3 --  Registration Rights Agreement between Conrad Industries, Inc. and
          Morgan Keegan & Company, Inc (filed as Exhibit 4.3 to the Company's
          Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

 27   --  Financial Data Schedule

    (b) Reports on Form 8-K

     The Company has not filed any Current Reports on Form 8-K during the quarter which this report is filed.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2000

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