Form 10-K405
period 2000-12-31
CONRAD INDUSTRIES INC
filed 2001-03-30
CIK 1059167

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission File No. 000-24263

                               ----------------

                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              72-1416999
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

           1501 Front Street                            70380
        Morgan City, Louisiana                       (Zip code)
    (Address of principal executive
               offices)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15.4 million as of March 23, 2001, based on the closing sales price of the registrant's common stock on the NASDAQ on such date of $ 6.88 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the common stock are assumed to be affiliates. As of March 23, 2001, 7,071,056 shares of common stock of Conrad Industries, Inc. were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Conrad Industries, Inc.'s definitive proxy statement relating to the registrant's 2001 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

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

   The Company specializes in the construction, conversion and repair of a wide variety of marine vessels for commercial and governmental customers and the fabrication of modular components of offshore drilling rigs and floating, production, storage and offloading vessels ("FPSOs"). The Company constructs a variety of marine vessels, including large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats, offshore tug boats and offshore supply vessels (OSVs). The Company fabricates components of offshore drilling rigs and FPSOs, including sponsons, stability columns, blisters, pencil columns and other modular components. The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. The Company also derives a significant amount of revenue from repairs made as a result of periodic inspections required by the U.S. Coast Guard, the American Bureau of Shipping ("ABS") and other regulatory agencies.

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

   The Company began construction in May 2000 of a new ABS classed and certified state-of-the-art drydock with a lifting capacity of 10,000 tons, which is 7,000 tons greater than the 3,000 ton lifting capacity of the Company's next largest drydock. The new 280' long by 160' wide dock allows the Company to lift larger vessels such as derrick and pipe laying barges and the large offshore service vessels recently built for the deep water drilling activities in the Gulf of Mexico. The drydock was put into operation during the first part of March 2001 at the Morgan City shipyard, bringing the total number of drydocks operated by the Company to six.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico. Work is currently in progress to develop the property as a repair and conversion facility. The Company anticipates that the first phase of development will cost approximately $4 million and will include clearing land, dredging slip, bulkheading, and partial construction of an infrastructure to support repair and conversion activities. The property is within one mile of the other existing Amelia facility.

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

   Current Projects. The Company's construction and fabrication and projects in progress as of December 31, 2000 consisted of 12 vessels (including one lift boat, three lift boat hulls, four barges, and four ST tugs) and two offshore tug boat conversion projects with aggregate remaining contract revenue of approximately $20.2 million (excluding unexercised options held by customers). The Company's backlog (including such remaining contract revenue for projects currently in progress) as of December 31, 2000 was approximately $20.2 million as compared to the Company's backlog of $20.6 million as of December 31, 1999. Of this remaining contract revenue, approximately $5.0 million was attributable to contracts to build vessels for the U.S. Army. The Company anticipates that all of the aggregate remaining revenue from firm contracts as of December 31, 2000 will be realized during fiscal 2001.

Products and Services

 Construction of Vessels

   The Company manufactures a variety of small and medium sized vessels principally for commercial and governmental customers. This activity accounted for 60.7% of revenue during 2000. The following is a description of the types of vessels manufactured by the Company:

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

 Fabrication of Modular Components

   The Company has been involved in the fabrication of modular components for offshore drilling rigs and FPSOs for the offshore oil and gas industry since 1996. The Company did not engage in any fabrication of modular components during 2000. The Company's Orange shipyard has performed this fabrication work as a subcontractor for other marine construction companies that specialize in these types of rigs and vessels. These fabrication projects include sponsons, stability columns, blisters, pencil columns, a 350-ton flare buoy and a 66-man quarters house.

 Conversion and Repair Services

   Since 1952, the Company's Morgan City facility has been involved in the repair of vessels and barges. Conversion and repair services accounted for approximately 39.3% of the Company's revenue during 2000. The Company has six drydocks and dockside space capable of accommodating vessels and barges up to 500 feet long. The Company's marine repair activities include shotblasting, painting, electrical system and piping repairs, propeller and shaft reconditioning and ABS certified welding. The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. All U.S. Coast Guard inspected vessels and ABS classed vessels are required to undergo periodic inspections and surveys which require regular drydock examination. Non-U.S. flag vessels are subject to similar regulations. The inspection of vessels generally results in repair work being required in order to pass inspection. In addition, vessel owners often elect to make other repairs or modifications to vessels while in drydock undergoing required repairs. While the Company is not aware of any proposals to reduce the frequency or scope of such inspections, any such reduction could adversely affect the Company's results of operations.

Customers

   The Company services a wide variety of customers domestically and internationally. Customers include marine service companies, offshore support companies, rig fabricators, offshore and inland barge and support vessel operators, offshore construction and drilling contractors, diving companies, energy companies, the U. S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers, many of whom have been customers of the Company on a recurring and long-term basis. The Company has also provided and continues to provide repair and conversion services to many of the major offshore support vessel companies and barge operators. The Company's principal customers may differ substantially on a year-to-year basis due to the size and limited number of new construction projects performed each year.

   During fiscal 2000, the Company derived 19.4% of its revenues from R & B Falcon Marine for repair and conversion services, 16.3% from the U. S. Army for the construction of eight S.T. Tugs, and 12.1% from the Marine Industrial Fabricators for the construction of five lift boat hulls. The remaining 52.2% of revenues was attributable to 94 other customers.

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

   Under commercial contracts, the Company generally provides a three-month to six-month warranty with respect to workmanship and materials furnished by the Company. In the majority of commercial contracts, the Company passes through the suppliers' warranties to the customer and does not warrant materials acquired from its suppliers. The Company's government contracts typically contain warranties up to two-years covering both materials and workmanship. Expenses of the Company to fulfill warranty obligations have not been material in the aggregate.

Bonding and Guarantee Requirements

   Although the Company generally meets financial criteria that exempt it from bonding and guarantee requirements for most contracts, certain contracts with federal, state or local governments require contract performance bonds, and foreign governmental contracts generally require bank letters of credit or similar obligations. Commercial contracts also may require contract bid and performance bonds if requested by the customer. As of December 31, 2000, the Company had outstanding one government contract performance and payment bond issued by a third party with an aggregate face amount of approximately $1.4 million. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations may increase.

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

   The Company is actively involved in strengthening its relationships with customers through continuous interaction among the Company's key personnel, project managers and the customers' project supervisors with respect to ongoing projects. To accommodate the needs of the customers' project supervisors, the Company has established on-site office facilities that such project supervisors may use during the construction, repair or conversion project. The Company also seeks to anticipate the current and future needs of its customers as well as broader industry trends through these relationships.

Competition

   U.S. shipbuilders are generally classified in two categories: (i) the five largest shipbuilders, which are capable of building large scale vessels for the U.S. Navy and commercial customers; and (ii) other shipyards that build small to medium-sized vessels for governmental and commercial markets. The Company does not compete for large vessel construction projects. The Company competes for U.S. government contracts to build small to medium-sized vessels principally with 10 to 15 U.S. shipbuilders, which may include one or more of the five largest shipbuilders. The Company competes for domestic commercial shipbuilding contracts principally with approximately 15 U.S. shipbuilders. The number and identity of competitors on particular projects vary greatly depending on the type of vessel and size of the project, but the Company generally competes with only three or four companies with respect to a particular project. The Company competes with over 70 shipyards for its conversion and repair business.

   Competition is based primarily on price, available capacity, service, quality, and geographic proximity. The Company believes that it competes effectively because of its hands-on, team management approach to design, project management and construction, its indoor vessel construction capabilities, its specialized equipment, its advanced construction techniques and its skilled work force. The Company seeks to differentiate itself from its competition in terms of service and quality (i) by investing in enclosed work spaces, modern systems and equipment, (ii) by offering a broad range of products and services, including modular component fabrication, (iii) through its hands-on team management, (iv) by targeting of profitable niche products and (v) by maintaining close customer relationships. See "Business--Cautionary Statements--Competition.

Employees

   At December 31, 2000, the Company had 342 employees, of which 29 were salaried and 313 were hourly. At December 31, 1999, the Company had 288 employees, of which 27 were salaried and 261 were hourly. The Company is not a party to any collective bargaining agreements.

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

Regulation

 Environmental Regulation

   The Company is subject to extensive and changing federal, state and local laws (including common law) and regulations designed to protect the environment ("Environmental Laws"), including laws and regulations that relate to air and water quality, impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these Environmental Laws. Additionally, these laws require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species and impose substantial liabilities for pollution related to Company operations or properties. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on the Company's business, financial condition or results of operations.

   The Company's operations are potentially affected by the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"). CERCLA (also known as the "Superfund" law) imposes liability, without regard to fault, on certain categories of persons for particular costs related to releases of hazardous substances at a facility into the environment and for liability for natural resource damages. Categories of responsible persons under CERCLA include certain owners and operators of industrial facilities and certain other persons who generate or transport hazardous substances. Liability under CERCLA is strict and generally is joint and several. Persons potentially liable under CERCLA may also bring a cause of action against certain other parties for contribution. In addition to CERCLA, similar state or other Environmental Laws may impose the same or even broader liability for the discharge, release or the mere presence of certain substances into and in the environment.

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

 Jones Act

   Section 27 of the Merchant Marine Act of 1920 (the "Jones Act") requires that all vessels transporting products between U.S. ports must be constructed in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law, thereby eliminating competition from foreign shipbuilders with respect to vessels to be constructed for the U.S. coastwise trade. Many customers elect to have vessels constructed at U.S. shipyards, even if such vessels are intended for international use, in order to maintain flexibility to use such vessels in the U.S. coastwise trade in the future. Bills seeking to rescind or substantially modify the Jones Act and eliminate or adversely affect the competitive advantages it affords to U.S. shipbuilders have been introduced in Congress from time to time and are expected to be introduced in the future. Although management believes it is unlikely that the Jones Act requirements will be rescinded or materially modified in the foreseeable future, there can be no assurance that such rescission or modification will not occur. Many foreign shipyards are heavily subsidized by their governments and, as a result, there can be no assurance that the Company would be able to effectively compete with such shipyards if they were permitted to construct vessels for use in the U.S. coastwise trade.

   OPA '90

   Demand for double-hull carriers has been created by the Oil Pollution Act of 1990 ("OPA '90"), which generally requires U.S. and foreign vessels carrying oil and certain other hazardous cargos and entering U.S. ports to have double-hulls by 2015. OPA '90 establishes a phase-out schedule that began January 1, 1995 for all existing single-hull vessels based on the vessel's age and gross tonnage. OPA '90's single-hull phase-out requirements do not apply to most offshore supply vessels.

 Title XI and the OECD Accord

   Title XI of the Merchant Marine Act of 1936 permits the Secretary of Transportation to provide a U.S. government guarantee for certain types of financing for the construction, reconstruction, or reconditioning of U.S.- built vessels. As a result of amendments in 1993, the Secretary of Transportation was authorized to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels that are built in U.S. shipyards on terms generally more advantageous than available under guarantee or subsidy programs of foreign countries. Additionally, Title XI includes tax and subsidy programs that provide benefits limited to vessels constructed in the U.S. The U.S. Congress may reduce or eliminate funding for the Title XI program. Also, if the Congress adopts the Agreement Respecting Normal Competitive Conditions in the Commercial Shipbuilding and Repair Industry (the "OECD Accord"), which was signed in December 1994, among the U.S., the European Union (on behalf of the twelve European member countries), Finland, Japan, Korea and Norway and Sweden (which collectively control a significant portion of the market for worldwide vessel construction), the Title XI guarantee program would need to be amended to eliminate its competitive advantages. However, management believes that the OECD Accord would significantly improve the ability of U.S. shipbuilders to compete successfully for international commercial contracts with foreign shipbuilders, many of which currently are heavily subsidized by their governments. Although the Congress has failed to adopt or ratify the OECD Accord, proponents of the Accord may seek to introduce the legislation in the future.

Cautionary Statements

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

 Reliance on Cyclical Industries

   The demand for the Company's products and services is dependent upon many factors, including the financial condition of companies that purchase marine vessels and require marine repair and conversion services. The Company's customers include companies in the offshore oil and gas industry and the petrochemical industry. Companies in these industries are subject to significant fluctuations in their revenue and profitability due to a variety of factors, including general economic conditions and factors affecting each of these industries individually. The offshore oil and gas industry, in particular, is affected by prevailing oil and gas prices, which historically have fluctuated significantly. Oil prices have fluctuated significantly since early 1998, and in 1999 the Company experienced reduced levels of demand for its products and services from customers involved in the offshore oil and gas industry. During 2000, there were significant increases in oil and gas prices, and the Company experienced modest improvements in business from customers involved in the oil and gas industry. Adverse developments in the industries to which the Company provides its products and services could have a material adverse effect on the Company's financial condition and results of operations.

 New Product Risks

   The Company is constructing offshore support vessels of types that have not been constructed by the Company in the past. The Company believes it has the capability to build such vessels on a profitable basis due to its experience performing extensive conversion and repair work on such vessels and in constructing similar vessels such as push boats and offshore tug boats. In addition, the Company, through its Orange Shipbuilding subsidiary, commenced fabrication of a significant amount of modular components for offshore oil and gas rigs and FPSOs in 1996. Most of these projects were subcontracts received from companies that are capable of building such components themselves but did not have the capacity to meet current demand. A decrease in demand for such fabrication services or increase in the capacity of such primary contractors could have a material adverse effect on the ability of the Company to secure similar work in the future. In 1999, the Company experienced significantly less demand for its fabrication services related to modular components for offshore oil and gas rigs and FPSOs due to adverse developments in the offshore oil and gas industry. The Company did not engage in any fabrication of modular components during 2000.

 Government Contracting

   The Company builds vessels for the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers. The Company has also built vessels and performed conversion or repair services for local, state and foreign governments in recent years, either directly or as a subcontractor. Revenue derived from U.S. government customers accounted for approximately 19.0% of the Company's total revenue in 2000, and approximately 24.9% of the Company's backlog at December 31, 2000 was attributable to U.S. government contracts. U.S. government contracts are generally subject to strict competitive bidding requirements. Purchases of vessels by the U.S. government are generally subject to the uncertainties inherent in the budgeting and appropriations process, which is affected by political events over which the Company has no control. In addition, although the Company has never been subject to suspension or debarment, the U.S. government has the right to suspend or debar a contractor from government contracting for significant violations of government procurement regulations. There can be no assurance that the Company will be successful in obtaining new government contracts. See "Business--Contract Procedure, Structure and Pricing." The Company's principal U.S. government business is currently being performed under fixed-price contracts that wholly or partially shift to the Company the risk of construction costs that exceed the contract price.

 Contract Pricing Risks

   Most of the Company's contracts for marine vessel construction, whether commercial or governmental, are fixed-price contracts under which the Company retains all cost savings on completed contracts but is also liable for the full amount of all cost overruns. Although the Company anticipates increased costs of labor and materials in its bids, the revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of many factors, including changes in job conditions, variations in labor and equipment productivity over the term of the contract and unexpected increases in costs of materials and labor. In addition, costs of labor may differ from the Company's estimates in bidding on and building new vessels not previously constructed by the Company due to unanticipated time to complete the project. These variations and the risks generally inherent in the shipbuilding industry may result in gross profits realized by the Company being different from those originally estimated and may result in reduced profitability or losses on these projects. Depending on the size of the project, variations from estimated contract performance could have a significant adverse effect on the Company's operating results for any particular fiscal quarter or year. In addition, some of the Company's contracts for marine vessel construction require the Company to pay liquidated damages if the Company fails to meet specified performance deadlines. Any such payments could have a material adverse effect on the Company's operating results.

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

 Reliance on Principal Customers

   A significant portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year to year. For the year ended December 31, 2000, the Company's ten largest customers collectively accounted for 79.4% of revenue. The loss of a significant customer for any reason could result in a substantial loss of revenue and could have a material adverse effect on the Company's operating performance. See "Business--Customers."

 Backlog

   The Company's backlog is based on unearned revenue with respect to those projects on which a customer has authorized the Company to begin work or purchase materials pursuant to written contracts or other forms of authorization. Although the Company's contracts with its commercial customers generally do not permit the customer to terminate the contract, certain government projects currently included in the Company's backlog are subject to change and/or termination at the option of the customer, either of which could substantially change the amount of backlog currently reported. In the case of a termination of a government project, the government is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some cases, is required to pay the Company a termination fee; however, due to the large dollar amounts of backlog estimated for each of a small number of government projects, amounts included in the Company's backlog could decrease substantially if one or more of these projects were to be terminated by the government. The Company's backlog of $20.2 million at December 31, 2000 was attributable to 14 projects, of which $5.0 million was attributable to four government projects. Termination of one or more of the government projects could have a material adverse effect on the Company's revenue, net income and cash flow for fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview" and "Business--Operations."

 Competition

   The marine vessel construction, conversion and repair business is highly competitive. The Company competes with a large number of shipbuilders on a national, regional and local basis, some of which have substantially greater financial resources than the Company and some of which are public companies or divisions of public companies. The Company may also face competition for acquisition candidates from these companies, some of which have acquired shipbuilding and ship repair businesses during the past decade. Other smaller shipbuilding and ship repair businesses may also seek acquisitions from time to time. See "Business--Competition".

   During and after the 1990's, the U.S. shipbuilding industry has been characterized by substantial excess capacity because of the significant decline in new construction projects for the U.S. Navy, the difficulties experienced by U.S. shipbuilders in competing successfully for commercial projects against foreign shipyards, many of which are heavily subsidized by their governments, and the decline in the construction of vessels utilized in the offshore energy industry. As a result of these factors, competition by U.S. shipbuilders for domestic commercial projects has increased significantly and has resulted in substantial pressure on pricing and profit margins. Recently, there has been an increase in demand for vessel construction, conversion and repair services and this increased demand could result in the redeployment of previously idled shipyard capacity or other shipyards shifting their focus to the types of products and services currently provided by the Company. In addition, due to the increased demand for fabrication services involving the offshore oil and gas industry, it is possible that land or facilities with water access to the Gulf of Mexico that were previously not used in the fabrication business could be converted to use for this purpose. Any of these events could increase the amount of competition experienced by the Company for construction, conversion and repair activity, which could have a material adverse effect on the Company's revenue and profit. Contracts for the construction of vessels are usually awarded on a competitive bid basis. Although price is the primary factor in determining which qualified bidder is awarded a contract, customers also consider, among other things, availability and technical capabilities of equipment and personnel, efficiency, reliability, safety record and reputation.

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

 Regulation

   The Company's commercial shipbuilding opportunities are materially dependent on certain U.S. laws and regulations, such as (i) the Jones Act which requires that vessels transporting products between U.S. ports be constructed by U.S. shipyards, (ii) OPA '90, which requires a phased-in transition of single-hull tankers, barges and other product carriers to double-hull vessels beginning January 1, 1995, and (iii) Title XI of the Merchant Marine Act of 1936, which permits the U.S. government to guarantee certain types of financing for certain vessels built in U.S. shipyards. The U.S. Congress may reduce or eliminate funding for the Title XI program. Also, in connection with U.S. efforts to implement a 1994 multilateral agreement designed in part to eliminate government subsidies to commercial shipbuilders, legislation has been introduced from time to time in the U.S. Congress that would eliminate certain competitive advantages afforded to U.S. shipyards under the Title XI guarantee program. In addition, legislative bills seeking to rescind or substantially modify the provisions of the Jones Act mandating the use of U.S.-built ships for coastwise trade are introduced from time to time and are expected to be introduced in the future. Although management believes that Congress is unlikely to rescind or materially modify the Jones Act in the foreseeable future, there can be no assurance to this effect with respect to the Jones Act or any other law or regulation benefiting U.S. shipbuilders. Many foreign shipyards are heavily subsidized by their governments and, as a result, there can be no assurance that the Company would be able to compete effectively with such shipyards if they were permitted to construct vessels for use in the U.S. coastwise trade. The repeal of the Jones Act, or any amendment of the Jones Act that would eliminate or adversely affect the competitive advantages provided to U.S. shipbuilders, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Reliance on Key Personnel

   The Company is highly dependent on the continuing efforts of William H. Hidalgo, the Company's President and Chief Executive Officer, and the Company's other executive officers and key operating personnel. The loss of the services of any of these persons could have an adverse effect on the business or prospects of the Company.

 Control by Existing Management and Stockholders

   The Company's executive officers and directors and persons and entities affiliated with them beneficially own approximately 4,839,256 shares of Common Stock representing 68.4% of the outstanding shares of Common Stock. Of this amount, J. Parker Conrad, John P. Conrad, Jr. and Katherine Conrad Court own or control through trusts 4,522,486 shares of Common Stock, representing 64.0% of all shares of Common Stock outstanding. These holders of Common Stock control in the aggregate 64.0% of the votes of all shares of Common Stock, and, if acting in concert, will be able to exercise control over the Company's affairs, to elect the entire Board of Directors and to control the outcome of substantially all of the matters submitted to a vote of stockholders.

 Potential Effect of Shares Eligible for Future Sale on Price of Common Stock

   Sales, or the availability for sale, of substantial amounts of the Common Stock in the public market could adversely affect prevailing market prices and the future ability of the Company to raise equity capital and complete any additional acquisitions for Common Stock.

   Of the 7,071,056 shares of Common Stock currently outstanding, 2,231,800 shares are freely tradable. The remaining outstanding shares may be resold publicly only following their registration under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an available exemption from registration (such as provided by Rule 144 following a one-year holding period from issuance for previously unregistered shares). The Company has provided each of the stockholders of the Company prior to the Offering with certain registration rights, including a maximum of three demand registration rights and certain piggyback registration rights.

   The Company also has outstanding options to purchase up to a total of 588,742 shares of Common Stock granted to certain directors, officers and employees of the Company. The Company has registered all the shares subject to these options under the Securities Act. These shares generally are freely tradeable after their issuance to persons not affiliated with the Company unless the Company contractually restricts their resale. The Company also issued warrants to purchase an aggregate of 72,000 shares of Common Stock at the initial public offering price to Morgan Keegan & Company, Inc. ("Morgan Keegan"). Pursuant to a Warrant Agreement with Morgan Keegan, the Company also granted to Morgan Keegan one demand registration right exercisable not earlier than one year after the closing date of the Offering and certain piggyback registration rights.

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

   During the past five years, the Company has made, in the aggregate, approximately $13.0 million of capital expenditures to add capacity and improve the efficiency of its Morgan City and Orange Shipbuilding shipyards. Of this amount, Conrad spent approximately $11.2 million at the Morgan City shipyard for improvements to its building and facilities, to purchase cranes and other fabrication equipment, to purchase and modify a drydock and launch barge, and to construct a drydock. A portion of Conrad's expenditures in 1998 and 1997 were incurred to increase the heavy lifting and drydocking capabilities of one of its drydocks. These shipyard improvements allow barges and vessels to be moved from drydock space to dockside land repair areas, thereby enabling the Company to perform major modifications and repairs, such as lengthening of vessel midbodies, on previously unused dockside land while freeing the drydock for other projects. During 2000, $4.6 million of capital expenditures related to the Company's construction of its new 280' long by 160' wide, ABS classed and certified state-of-the-art drydock with a lifting capacity of 10,000 tons. The Company's capital expenditures during the last five years also included approximately $1.8 million incurred by Orange Shipbuilding for improvements to its buildings and facilities and to purchase cranes and other fabrication equipment.

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

   Morgan City. The Company's Morgan City, Louisiana shipyard is located on the Atchafalaya River approximately 18 miles from the Gulf of Mexico on approximately 11 acres. The shipyard has 14 buildings containing approximately 110,000 square feet of enclosed building area and nine overhead cranes. In addition, the shipyard has five drydocks (not including the new drydock described below), one submersible launch barge, 1,700 feet of steel bulkhead, six rolling cranes and two slips. The buildings include the Company's headquarters as well as three large fabrication warehouses specifically designed to accommodate marine vessel construction. The drydocks consist of two 120-foot by 52- foot drydocks, two 200-foot by 70-foot drydocks and one 200-foot by 95-foot drydock with lifting capacities of 900, 2,400 and 3,000 tons, respectively.

   The Company began construction in May 2000 of a new ABS classed and certified state-of-the-art dry-dock with a lifting capacity of 10,000 tons, which is 7,000 tons greater than the 3,000 ton lifting capacity of the Company's largest drydock. The new 280' long by 160' wide dock allows the Company to lift larger vessels such as derrick and pipe-laying barges and the large offshore service vessels recently built for the deep water drilling activities in the Gulf of Mexico. The drydock was put into operation during the first part of March 2001 at the Morgan City shipyard.

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

   Amelia. The Company's Amelia, Louisiana conversion and repair facility is located on Bayou Boeuf approximately 30 miles from the Gulf of Mexico on approximately 16 acres. This facility has six buildings containing approximately 30,000 square feet of enclosed building area. The site also has 2,100 feet of bulkhead and two slips. The Company commenced marine repair and conversion operations at this shipyard during February 1998. The Company maintained a lease/business agreement with RB Falcon, a vessel operator, for the use of approximately two-thirds of the property in return for RB Falcon contracting with Conrad for a certain minimum amount of business for marine repair services. This lease/business agreement was transferred by RB Falcon to Delta Towing LLC as of February 2001.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico. Work is currently in progress to develop the property as a repair and conversion facility. The Company anticipates that the first phase of development will cost approximately $4 million and will include clearing land, dredging slip, bulkheading and partial construction of an infrastructure to support repair and conversion activities. The property is within one mile of the other existing Amelia facility.

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

Item 4: Submission of Matters to Vote of Security Holders

   The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 2000.

                                    PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder
Matters

   The Company's common stock, par value $0.01 per share, (the "Common Stock" ) is traded on the Nasdaq National Market System under the symbol "CNRD." At March 16, 2001, there were approximately 713 holders of the Common Stock of record.

   The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter during the last two fiscal years.

            Fiscal Year 2000                                         High   Low
            ----------------                                        ------ -----
      First Quarter................................................ $ 5.00 $3.00
      Second Quarter...............................................   6.75  3.00
      Third Quarter................................................  10.50  5.38
      Fourth Quarter...............................................   8.00  4.38

            Fiscal Year 1999                                         High   Low
            ----------------                                        ------ -----
      First Quarter................................................  $5.00 $2.75
      Second Quarter...............................................   7.00  3.63
      Third Quarter................................................   5.81  4.13
      Fourth Quarter...............................................   5.25  2.88

   The Company currently intends to retain all its earnings, if any, to meet its working capital requirements and to finance the expansion of its business. Accordingly, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Term Loan restricts the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6: Selected Financial Data

   The following table sets forth selected historical consolidated financial data of the Company as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2000 are derived from the historical financial statements of the Company. The following table also set forth pro forma financial information that gives effect to the Company's S Corporation status, as further explained in the notes. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                          Year Ended December 31,
                                  --------------------------------------------
                                   2000     1999     1998      1997     1996
                                  -------  -------  -------  --------  -------
                                   (In thousands, except per share data)
Statement of Operations Data
Revenues......................... $38,516  $32,555  $46,313  $ 22,117  $23,174
Cost of revenue..................  29,168   25,618   34,120    15,032   17,003
                                  -------  -------  -------  --------  -------
Gross profit.....................   9,348    6,937   12,193     7,085    6,171
Selling, general and
 administrative expenses.........   4,661    3,857    3,515     2,242    1,847
Executive compensation (1).......      --       --    4,676        --       --
                                  -------  -------  -------  --------  -------
Income from operations...........   4,687    3,080    4,002     4,843    4,324
Interest and other income
 (expense), net..................      31     (326)  (1,141)       62      (26)
                                  -------  -------  -------  --------  -------
Income before income taxes.......   4,718    2,754    2,861     4,905    4,298
Provision for income taxes.......   2,021    1,252    1,932        --       --
Cumulative deferred tax
 provision.......................      --       --      675        --       --
                                  -------  -------  -------  --------  -------
Net income....................... $ 2,697  $ 1,502  $   254  $  4,905  $ 4,298
                                  =======  =======  =======  ========  =======
Net Income Per Common Share
  Basic.......................... $  0.38  $  0.21  $  0.04  $   1.05  $  0.92
  Diluted........................ $  0.38  $  0.21  $  0.04  $   1.05  $  0.92
Weighted Average Common Shares
 Oustanding
  Basic..........................   7,067    7,078    6,167     4,660    4,660
  Diluted........................   7,076    7,078    6,167     4,660    4,660
Unaudited Pro Forma Data
  Net income as reported above... $ 4,718  $ 2,754  $ 2,861  $  4,905  $ 4,298
  Pro forma provision for income
   taxes (2).....................   2,021    1,252    2,596     1,815    1,590
                                  -------  -------  -------  --------  -------
  Pro forma net income (2)....... $ 2,697  $ 1,502  $   265  $  3,090  $ 2,708
                                  =======  =======  =======  ========  =======
  Pro forma net income per share
   (2)(3)........................ $  0.38  $  0.21  $  0.04  $   0.55       --
  Common and equivalent shares
   outstanding...................   7,076    7,078    6,569     5,577       --
Statement of Cash Flows Data
  Cash provided by operating
   activities.................... $ 8,457  $ 4,520  $ 1,988  $  6,114  $ 5,313
  Cash used in investing
   activities (4)................ $(6,692) $  (744) $(1,718) $(23,872) $(1,961)
  Cash provided by (used in )
   financing activities.......... $(2,504) $(2,598) $(4,747) $ 22,100  $(2,619)
Other Financial Data
  Depreciation & amortization.... $ 2,199  $ 2,263  $ 2,249  $    850  $   798
  Capital expenditures (4)....... $ 6,692  $   744  $ 1,718  $ 23,872  $ 1,961
  EBITDA (5)..................... $ 6,886  $ 5,343  $10,927  $  5,693  $ 5,122
  EBITDA margin (6)..............    17.9%    16.4%    23.6%     25.7%    22.1%
  Operating profit margin (7)....    12.2%     9.5%     8.6%     21.9%    18.7%

                                                  As of December 31,
                                        ---------------------------------------
                                         2000    1999    1998    1997    1996
                                        ------- ------- ------- ------- -------
                                                    (In thousands)
Balance Sheet Data
  Working capital...................... $ 4,107 $ 8,163 $ 7,678 $ 7,760 $ 4,402
  Property, plant & equipment, net..... $22,675 $17,377 $18,104 $18,304 $ 8,514
  Total assets......................... $47,964 $45,120 $47,519 $48,945 $15,236
  Long term debt, including current
   portion............................. $ 4,806 $ 7,314 $ 9,912 $25,338 $ 1,233
  Shareholders' equity................. $34,685 $31,984 $30,482 $15,279 $12,379

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

Overview

   The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The Company completed an initial public offering in June 1998 by issuing 2.1 million shares of common stock. Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana, and specializes in the construction, conversion and repair of large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats, offshore tug boats and offshore supply vessels. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels, including offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and FPSOs. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels. In 2000, Conrad Shipyard, Inc. was converted into a Louisiana limited liability company named Conrad Shipyard, L.L.C.

   The demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. Demand for the Company's products and services were adversely impacted beginning in the latter part of 1998 by decreased activity in the offshore oil and gas industry. During 2000, the Company began to experience a modest increase in demand for products and services due to the upturn in activity in the offshore oil and gas industry. Activity by other commercial and government customers to construct new vessels to replace older vessels and upgrade the capacity or functionality of existing vessels has remained steady. In addition, the Orange Acquisition has enabled the Company to capitalize on the demand for new vessel construction by government customers such as the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers.

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

   On March 21, 2000 the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $1 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury stock and will be available for use in connection with the Company's stock option plan and other compensation programs or for other corporate purposes. Funds for the program will come from cash, internally generated funds or additional borrowings. The Company repurchased 20,800 shares at a total cost of approximately $84,000 through April 2000. The Company has not repurchased any additional shares since that time.

Recent Events

   In May 2000 the Company began construction of a new drydock, which is 280' long and 160' wide with a lifting capacity of 10,000 tons. The drydock was put into operation during the first part of March 2001 at the Company's Morgan City shipyard. The cost was $5.3 million. Funds for the construction of the drydock came from cash and internally generated funds. This dock will allow the Company to (1) increase repair and conversion capacity; (2) compete for larger repair and conversion projects; and (3) launch larger new vessel construction projects more competitively.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico. Work is currently in progress to develop the property as a repair and conversion facility. The Company anticipates that the first phase of development will cost approximately $4 million and will include clearing land, dredging slip, bulkheading and partial construction of an infrastructure to support repair and conversion activities. The property is within one mile of the other existing Amelia facility.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):


                                 Years Ended December 31,
                            -----------------------------------------
                             2000             1999             1998
                            -------          -------          -------
Financial Data:
Revenue
  Vessel construction...... $23,398   60.7%  $23,870   73.3%  $31,754   68.6%
  Repair and conversions...  15,118   39.3%    8,685   26.7%   14,559   31.4%
                            -------          -------          -------
    Total revenue..........  38,516  100.0%   32,555  100.0%   46,313  100.0%
                            -------          -------          -------
Cost of revenue
  Vessel construction......  17,993   76.9%   18,458   77.3%   23,560   74.2%
  Repair and conversions...  11,175   73.9%    7,160   82.4%   10,560   72.5%
                            -------          -------          -------
    Total cost of revenue..  29,168   75.7%   25,618   78.7%   34,120   73.7%
                            -------          -------          -------
Gross profit
  Vessel construction......   5,405   23.1%    5,412   22.7%    8,194   25.8%
  Repair and conversions...   3,943   26.1%    1,525   17.6%    3,999   27.5%
                            -------          -------          -------
    Total gross profit.....   9,348   24.3%    6,937   21.3%   12,193   26.3%
                            -------          -------          -------
S G & A expenses...........   4,661   12.1%    3,857   11.8%    3,515    7.6%
Non-cash executive
 compensation (1)..........      --    0.0%       --    0.0%    4,676   10.1%
                            -------          -------          -------
Income from operations.....   4,687   12.2%    3,080    9.5%    4,002    8.6%
Interest expense...........     386    1.0%      639    2.0%    1,425    3.1%
Other expenses (income),
 net.......................    (417)  (1.1)%    (313)  (1.0)%    (284)  (0.6)%
                            -------          -------          -------
Income before income
 taxes.....................   4,718   12.2%    2,754    8.5%    2,861    6.2%
Income taxes...............   2,021    5.2%    1,252    3.8%    1,932    4.2%
Cumulative deferred tax
 provision.................      --    0.0%       --    0.0%      675    1.5%
                            -------          -------          -------
Net income................. $ 2,697    7.0%  $ 1,502    4.6%  $   254    0.5%
                            =======          =======          =======
Pro Forma Data:
Income before income taxes
 as reported above......... $ 4,718   12.2%  $ 2,754    8.5%  $ 2,861    6.2%
Pro forma provision for
 income taxes (2)..........   2,021    5.2%    1,252    3.8%    2,596    5.6%
                            -------          -------          -------
Pro forma net income (2)... $ 2,697    7.0%  $ 1,502    4.6%  $   265    0.6%
                            =======          =======          =======
EBITDA (3)................. $ 6,886   17.9%  $ 5,343   16.4%  $10,927   23.6%
                            =======          =======          =======
Operating Data: Labor
 Hours.....................     528              537              663

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

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   During the year ended December 31, 2000, the Company generated revenue of $38.5 million, an increase of approximately $6.0 million, or 18.3%, compared to $32.6 million generated for 1999. The increase was due to a $6.4 million (74.1%) increase in repair and conversion revenue to $15.1 million for 2000 compared to $8.7 million for 1999. The increase was partially offset by a $472,000 (2.0%) decrease in vessel construction revenue to $23.4 million for 2000, compared to $23.9 million for 1999. The decrease in vessel construction revenue was attributable to the decrease in vessel construction production hours by 22.2% during 2000 compared to 1999. This decline was primarily due to the construction of the drydock by production personnel. The increase in repair and conversion revenue during 2000 compared to 1999 was primarily attributable to (1) two conversion jobs in progress during 2000, which required more material and equipment as compared to projects completed or in progress during 1999, and (2) increased demand for repair and conversions due to increased offshore oil and gas activity. Repair and conversion hours increased by 38.7% during 2000 compared to 1999. Recently, the Company's bidding efforts on new construction projects, primarily in the offshore oil and gas industry, have increased significantly, due to a larger number of potentially available projects.

   Gross profit increased $2.4 million, or 34.8% to $9.3 million (24.3% of revenue) for 2000 as compared to gross profit of $6.9 million (21.3% of revenue) for 1999. Vessel construction gross profit was $5.4 million for 2000 which was basically the same as 1999. Repair and conversion gross profit increased $2.4 million or 158.6% to $3.9 million for 2000 as compared to repair and conversion gross profit of $1.5 million for 1999. Vessel construction gross profit was affected by the decrease in revenue generating hours caused by the internal construction of the drydock during 2000 as compared to 1999. The increase in repair and conversion gross profit was primarily due to greater activity and more profitable jobs completed or in progress during 2000 as compared to 1999.

   Vessel construction gross profit margins increased to 23.1% for 2000, compared to gross profit margins of 22.7% for 1999. Repair and conversion gross profits margins were 26.1% for 2000, compared to gross profit margins of 17.6% for 1999.

   Selling, general and administrative expenses increased $804,000, or 20.8%, to $4.7 million (12.1% of revenue) for 2000, as compared to $3.9 million (11.8% of revenue) for 1999. These increases were primarily due to an increase in employee related costs, taxes, licenses and legal expenses.

   Income before income taxes increased $2.0 million to $4.7 million for 2000 as compared to a net income before income taxes of $2.8 million for 1999, primarily due to the factors listed above.

   The Company had net income of $2.7 million for 2000 as compared to net income of $1.5 million for 1999. Interest expense decreased $253,000 to $386,000 for 2000 as compared to interest expense of $639,000 for 1999 due to a reduction of debt and capitalization of construction interest related to the drydock.

   The Company had income tax expense of $2.0 million (42.8% effective tax rate) for 2000, compared to income taxes of $1.3 million (45.5% effective tax rate) for 1999. The Company's effective tax rate is higher than its statutory tax rate because its cost in excess of net assets acquired is not amortized for tax purposes.

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

   The decrease in gross profit as a percentage of revenue was primarily due to the decrease in repair and conversion gross profit margins to 17.6% for 1999, compared to gross profit margins of 27.5% for 1998. Gross profits as a percentage of revenue for vessel construction were 22.7% for 1999, compared to gross profit margins of 25.8% for 1998.

   Selling, general and administrative expenses increased $342,000, or 9.7%, to $3.9 million (11.8% of revenue) for 1999 as compared to $3.5 million (7.6% of revenue) for 1998. These increases were primarily due to an increase in costs related to operating as a public company. These costs included taxes and licenses, directors and consulting fees, printing, legal, accounting and employee costs.

   Income before income taxes decreased $107,000 to $2.8 million for the year ended December 31, 1999 as compared to a net income before income taxes of $2.9 million for the year ended December 31, 1998, primarily due to the elimination of the non-cash executive compensation charge of $4.7 in 1998 and other items described above.

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

   Pro forma net income increased $1.2 million to $1.5 million for the year ended December 31, 1999 as compared to pro forma net income of $265,000 for the year ended December 31, 1998 primarily due to the non-cash executive compensation charge of $4.7 million in 1998. Pro forma net income gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes during all the periods presented.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $8.5 million, $4.5 million, and $2.0 million for 2000, 1999, and 1998, respectively. The increase in 2000 was principally due to an increase in net income, decreases in accounts receivable, inventory and other assets and net change in billings related to cost and estimated earnings on uncompleted contracts and increase in accounts payable and accrued expenses. The increase in 1999 was principally due to a decrease in accounts receivable offset by increases in inventory and other assets and net change in billings related to cost and estimated earnings on uncompleted contracts and decrease in accounts payable and accrued expenses. The decrease in 1998 was primarily due to increase in accounts receivable and net change in billings related to cost and estimated earnings on uncompleted contracts of $5.6 million. The Company has borrowed in the past to expand its facilities and to fund the Orange Acquisition. The Company had net reductions in debt of $2.6 million in each of 2000 and 1999 and $15.4 million in 1998. Net borrowings for all credit arrangements were $24.1 million during 1997, primarily in connection with the Orange Acquisition. The Company's working capital position was $4.1 million, $8.2 million, and $7.7 million at December 31, 2000, 1999, and 1998, respectively.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. Capital expenditures were $6.7 million for 2000 for improvements to facilities and equipment of which approximately $4.6 million was for work in progress of the construction of a new drydock and other improvements to repair segment facilities and equipment, $1.3 million was for the purchase of 52 acres of land in Amelia, Louisiana and $800,000 was for improvements to its other facilities and equipment. Capital expenditures were $744,000 for 1999 for improvements to facilities and equipment. Capital expenditures were $1.7 million for 1998 for improvements to facilities and equipment, of which approximately $887,000 was for a major improvement to a drydock. Other investing activities in 1997 included the acquisition of Orange Shipbuilding for $22.8 million (net of cash acquired).

   In March 2001, the Company completed construction of a new drydock, which is 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The cost was $5.3 million. Funds for the construction of the drydock came from cash and internally generated funds. This dock will allow the Company to (1) increase repair and conversion capacity, (2) compete for larger repair and conversion projects, and (3) launch larger new vessel construction projects more competitively.

   Net cash used in financing activities was $2.5 million for 2000 relating to the repayment of debt of $2.5 million, the repurchase of 20,800 shares of the Company's stock at a total cost of approximately $84,000, and proceeds from exercised stock options of $88,000.

   On October 23, 2000 the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The Company is currently developing the property as a shipyard and anticipates beginning repair and conversion activities during the latter part of 2001. The Company anticipates that the first phase of development will cost approximately $4 million and will include clearing land, dredging slip, bulkheading and partial construction of an infrastructure to support repair and conversion activities.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until May 1, 2001, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At December 31, 2000, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of April 2004 and is payable in twenty-three monthly principal payments of $209,000 plus interest. At December 31, 2000, the Term Loan balance outstanding was $4.8 million. At the current amortization schedule, the Term Loan will be paid in full by the end of fiscal year 2002.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on April 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were made during 2000 and no draws were outstanding as of December 31, 2000. The Company is in discussions about extending its Revolving Credit Facility and management believes that this facility or a similar source of borrowing will be available on reasonable terms.

   The Company's backlog of $20.2 million at December 31, 2000 was attributable to 14 projects, of which $5.0 million was attributable to four government projects.

   For 2001, the Board of Directors has approved $2.0 million in capital expenditures for the maintenance, repair and upgrade of existing facilities and approximately $4.0 million for the first phase of development of the 52 acres of property in Amelia as a repair and conversion facility. In addition, the Board of Directors approved a $798,000 expansion of the Morgan City facility which will increase capabilities for pre-fabricated components and modular constructions techniques.

   Management believes that the Company's existing working capital and cash flows from operations will be adequate to meet its working capital needs for operations and some capital expenditures through 2001. Management believes that some of the planned capital expenditures may require additional borrowings and believes that borrowings should be available on reasonable terms. The Company may pursue acquisition opportunities it believes are attractive if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

   Due to the relatively low levels of inflation experienced in fiscal 2000, 1999, and 1998, inflation did not have a significant effect on the results of the Company in those fiscal years.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, was effective beginning in the fourth quarter of fiscal year 2000. Management has concluded that its existing revenue recognition policies comply in all material respects with the guidance in SAB No. 101.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $4.8 million of the Company's long-term debt with an interest rate of 8.7% at December 31, 2000, was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $48,000 per year if the Company were to maintain the same debt level and structure.

Item 8. Financial Statements and Supplementary Data

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  27
Consolidated Balance Sheets as of December 31, 2000 and 1999.............  28
Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999, and 1998....................................................  29
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 2000, 1999, and 1998.......................................  30
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999, and 1998....................................................  31
Notes to Consolidated Financial Statements...............................  32

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Conrad Industries, Inc.

   We have audited the accompanying consolidated balance sheets of Conrad Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conrad Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 20, 2001

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 December 31
                                                               ----------------
                            ASSETS                              2000     1999
                            ------                             -------  -------
CURRENT ASSETS:
  Cash and cash equivalents................................... $ 3,513  $ 4,252
  Accounts receivable, net....................................   1,622    3,072
  Costs and estimated earnings in excess of billings on
   uncompleted contracts......................................   4,663    3,843
  Inventories.................................................     240      175
  Other current assets........................................   1,801    2,025
                                                               -------  -------
    Total current assets......................................  11,839   13,367
PROPERTY, PLANT AND EQUIPMENT, net............................  22,675   17,377
COST IN EXCESS OF NET ASSETS ACQUIRED.........................  13,388   14,176
OTHER ASSETS..................................................      62      200
                                                               -------  -------
TOTAL ASSETS.................................................. $47,964  $45,120
                                                               =======  =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................................ $ 1,390  $   769
  Accrued employee costs......................................     504      421
  Accrued expenses............................................   1,441      971
  Current maturities of long-term debt........................   2,508    2,508
  Billings in excess of costs and estimated earnings on
   uncompleted contracts......................................   1,889      535
                                                               -------  -------
    Total current liabilities.................................   7,732    5,204
LONG-TERM DEBT, less current maturities.......................   2,298    4,806
DEFERRED INCOME TAXES.........................................   3,249    3,126
                                                               -------  -------
    Total liabilities.........................................  13,279   13,136
                                                               -------  -------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares authorized,
   7,091,856 and 7,077,723 shares issued in 2000 and 1999.....      71       71
  Additional paid-in capital..................................  27,868   27,780
  Treasury stock at cost, 20,800 shares in 2000...............     (84)      --
  Retained earnings...........................................   6,830    4,133
                                                               -------  -------
    Total shareholders' equity................................  34,685   31,984
                                                               -------  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................... $47,964  $45,120
                                                               =======  =======

                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
REVENUE.............................................. $38,516  $32,555  $46,313
COST OF REVENUE......................................  29,168   25,618   34,120
                                                      -------  -------  -------
GROSS PROFIT.........................................   9,348    6,937   12,193
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........   4,661    3,857    3,515
EXECUTIVE COMPENSATION EXPENSE.......................      --       --    4,676
                                                      -------  -------  -------
INCOME FROM OPERATIONS...............................   4,687    3,080    4,002
INTEREST EXPENSE.....................................    (386)    (639)  (1,425)
OTHER INCOME, NET....................................     417      313      284
                                                      -------  -------  -------
INCOME BEFORE INCOME TAXES...........................   4,718    2,754    2,861
PROVISION FOR INCOME TAXES...........................   2,021    1,252    1,932
PROVISION FOR CUMULATIVE DEFERRED TAXES..............      --       --      675
                                                      -------  -------  -------
NET INCOME........................................... $ 2,697  $ 1,502  $   254
                                                      =======  =======  =======
Net income per common share:
  Basic.............................................. $  0.38  $  0.21  $  0.04
                                                      =======  =======  =======
  Diluted............................................ $  0.38  $  0.21  $  0.04
                                                      =======  =======  =======
Weighted average common shares outstanding:
  Basic..............................................   7,067    7,078    6,167
                                                      =======  =======  =======
  Diluted............................................   7,076    7,078    6,167
                                                      =======  =======  =======
Unaudited pro forma data (Note 5):
  Income before income taxes as reported above....... $ 4,718  $ 2,754  $ 2,861
  Pro forma provision for income taxes...............   2,021    1,252    2,596
                                                      -------  -------  -------
  Pro forma net income............................... $ 2,697  $ 1,502  $   265
                                                      =======  =======  =======
  Pro forma net income per share..................... $  0.38  $  0.21  $  0.04
                                                      =======  =======  =======
  Common and equivalent shares outstanding...........   7,076    7,078    6,569
                                                      =======  =======  =======

                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                          Common Stock
                            $0.01 Par                              Treasury
                              Value      Additional   Unearned   Stock at Cost
                          --------------  Paid-in      Stock     ------------- Retained
                          Shares  Amount  Capital   Compensation Shares Amount Earnings   Total
                          ------  ------ ---------- ------------ ------ ------ --------  -------
BALANCE, JANUARY 1,
 1998...................  4,660    $47    $   156      $   --      --    $ --  $15,076   $15,279
Distributions...........     --     --         --          --      --      --  (12,699)  (12,699)
Stock issued to
 executives.............    540      5      8,627      (4,316)     --      --       --     4,316
Amortization of unearned
 stock compensation.....     --     --         --         360      --      --       --       360
Stock cancellation......   (247)    (2)    (3,954)      3,956      --      --       --        --
Sale of common stock,
 net of underwriting
 commissions and
 transaction costs of
 $2,528.................  2,125     21     22,951          --      --      --       --    22,972
Net income..............     --     --         --          --      --      --      254       254
                          -----    ---    -------      ------     ---    ----  -------   -------
BALANCE, DECEMBER 31,
 1998...................  7,078     71     27,780          --      --      --    2,631    30,482
Net income..............     --     --         --          --      --      --    1,502     1,502
                          -----    ---    -------      ------     ---    ----  -------   -------
BALANCE, DECEMBER 31,
 1999...................  7,078     71     27,780          --      --      --    4,133    31,984
Purchase of treasury
 stock..................     --     --         --          --      21     (84)      --       (84)
Exercise of stock
 options................     14     --         88          --      --      --       --        88
Net income..............     --     --         --          --      --      --    2,697     2,697
                          -----    ---    -------      ------     ---    ----  -------   -------
BALANCE, DECEMBER 31,
 2000...................  7,092    $71    $27,868      $   --      21    $(84) $ 6,830   $34,685
                          =====    ===    =======      ======     ===    ====  =======   =======


                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Years Ended December
                                                                 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------  ------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................  $2,697  $1,502  $   254
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization.....................   2,199   2,263    2,249
    Deferred income tax provision (benefit)...........      93    (137)     663
    Executive compensation expense....................      --      --    4,676
    Other.............................................      --      13       65
    Changes in assets and liabilities, net of effect
     of acquisition:
      Accounts receivable.............................   1,450   4,610   (3,215)
      Net change in billings related to cost and
       estimated earnings on uncompleted contracts....     534  (1,464)  (2,341)
      Inventory and other assets......................     310  (1,308)    (192)
      Accounts payable and accrued expenses...........   1,174    (959)    (171)
                                                        ------  ------  -------
        Net cash provided by operating activities.....   8,457   4,520    1,988
                                                        ------  ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant and
   equipment..........................................  (6,692)   (744)  (1,718)
                                                        ------  ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net.............      --      --   22,972
  Proceeds from issuance of debt......................      --      --   10,687
  Principal repayments of debt........................  (2,508) (2,598) (26,113)
  Purchase of treasury stock..........................     (84)     --       --
  Proceeds from exercised stock options...............      88      --       --
  Distributions to shareholders.......................      --      --  (12,293)
                                                        ------  ------  -------
        Net cash used in financing activities.........  (2,504) (2,598)  (4,747)
                                                        ------  ------  -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..    (739)  1,178   (4,477)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........   4,252   3,074    7,551
                                                        ------  ------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR................  $3,513  $4,252  $ 3,074
                                                        ======  ======  =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
  Interest paid, net of capitalized interest..........  $  386  $  639  $ 1,531
                                                        ======  ======  =======
  Taxes paid..........................................  $1,475  $1,957  $ 1,557
                                                        ======  ======  =======
NONCASH ACTIVITIES:
  Issuance of stock to executives.....................  $   --  $   --  $ 4,676
                                                        ======  ======  =======
  Distributions of assets to shareholders.............  $   --  $   --  $   406
                                                        ======  ======  =======

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

   On December 12, 1997, Conrad acquired all of the outstanding shares of Orange Shipbuilding for $25,817,000. The acquisition has been accounted for by the purchase method. The acquisition was funded with a $25.0 million promissory note and existing cash (See Note 4).

   Prior to the Reorganization and the completion of its initial public offering (the "Offering"), Conrad made an election to terminate its S corporation status and became subject to federal and state income tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record, as a one-time charge to earnings, a deferred tax liability of $675,000 in the second quarter of 1998. Prior to the completion of the Offering, Conrad made a $10.0 million distribution to its shareholders, which represented undistributed earnings of Conrad, estimated through the date of the termination of the S corporation status, on which Conrad's current shareholders had incurred federal and state income taxes. The distribution was funded with borrowings under a $10.0 million revolving credit facility.

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

   In 2000, Conrad Shipyard, Inc. was converted into a Louisiana limited liability company named Conrad Shipyard, L.L.C.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Interest Capitalization--Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. During the year ended December 31, 2000, interest costs of $141,000 were capitalized. No amounts were capitalized during the years ended December 31, 1999 and 1998.

   Cost in Excess of Net Assets Acquired--Cost in excess of net assets acquired is amortized on a straight-line basis over twenty years. Management of Conrad periodically reviews the carrying value of the excess cost in relation to the current and expected undiscounted cash flows of the business which benefits therefrom in order to assess whether there has been a permanent impairment of the excess cost of the net purchased assets. Accumulated amortization on excess cost was $2,358,000 and $1,570,000 at December 31, 2000 and 1999, respectively.

   Inventories--Inventories consist primarily of excess job related materials and supplies. They are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

   Income Per Share--In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share and weighted average share amounts for all years presented have been restated to conform to the requirements of SFAS 128. See
Note 5.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Fair Value of Financial Instruments--The carrying amounts of the Company's financial instruments including cash and cash equivalents, receivables, payables and long-term debt approximates fair value at December 31, 2000 and 1999.

   Stock-Based Compensation--Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 5.

   New Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, was effective beginning in the fourth quarter of fiscal year 2000. Management has concluded that its existing revenue recognition policies comply in all material respects with the guidance in SAB No. 101.

2. RECEIVABLES

     Receivables consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                                  2000   1999
                                                                 ------ ------
   U.S. Government:
     Amounts billed............................................. $   -- $  347
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  1,921  3,505
                                                                 ------ ------
                                                                  1,921  3,852
   Commercial:
     Amounts billed.............................................  1,622  2,725
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  2,742    338
                                                                 ------ ------
       Total.................................................... $6,285 $6,915
                                                                 ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $20,000 at December 31, 2000 and 1999. During 2000, 1999 and 1998, there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at December 31, 2000, substantially all is expected to be collected within the next twelve months.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Information with respect to uncompleted contracts as of December 31, 2000 and 1999 is as follows (in thousands):

                                                                 2000    1999
                                                                ------- -------
   Costs incurred on uncompleted contracts..................... $18,577 $27,108
   Estimated earnings..........................................   5,235   8,257
                                                                ------- -------
                                                                 23,812  35,365
   Less billings to date.......................................  21,038  32,057
                                                                ------- -------
                                                                $ 2,774 $ 3,308
                                                                ======= =======

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                              2000     1999
                                                             -------  ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts................................... $ 4,663  $3,843
   Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................  (1,889)   (535)
                                                             -------  ------
     Total.................................................. $ 2,774  $3,308
                                                             =======  ======

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                                2000     1999
                                                              --------  -------
   Land...................................................... $  3,854  $ 2,537
   Buildings and improvements................................   11,290   10,992
   Machinery and equipment...................................    5,781    5,456
   Drydocks and bulkheads....................................    7,007    7,023
   Barges and boat...........................................      480      480
   Office and automotive.....................................      816      782
   Construction in progress..................................    4,715       29
                                                              --------  -------
                                                                33,943   27,299
   Less accumulated depreciation.............................  (11,268)  (9,922)
                                                              --------  -------
                                                              $ 22,675  $17,377
                                                              ========  =======

4. LONG-TERM DEBT

   Long-term debt consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                             2000     1999
                                                            -------  -------
   Term loan--Bank, variable interest rate (8.70% at
    December 31, 2000), due April 30, 2004................. $ 4,806  $ 7,314
   Less current maturities.................................  (2,508)  (2,508)
                                                            -------  -------
                                                            $ 2,298  $ 4,806
                                                            =======  =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until May 1, 2001, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At December 31, 2000, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of April 2004 and is payable in twenty-three monthly principal payments of $209,000 plus interest.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on April 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were outstanding as of December 31, 2000.

   Annual maturities of long-term debt at December 31, 2000 are as follows (in thousands):

                                                                          Amount
                                                                          ------
   2001.................................................................. $2,508
   2002..................................................................  2,298
                                                                          ------
                                                                          $4,806
                                                                          ======

5. SHAREHOLDERS' EQUITY

 Treasury Stock

   On March 21, 2000, the Company's Board of Directors authorized management to repurchase up to 200,000 shares or $1.0 million of its outstanding common stock. Management may repurchase shares from time to time in the open market at prevailing prices, or through privately negotiated transactions depending on prevailing market conditions. The shares will be held as treasury stock and will be available for use in connection with the Company's stock option and other compensation programs or for other corporate purposes. Funds for the program will come from cash, internally generated funds or additional borrowings. The Company has repurchased 20,800 shares at a total cost of approximately $84,000 as of December 31, 2000.

 Income Per Share

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,067,239, 7,077,723 and 6,167,310 for the years ended December 31, 2000, 1999 and 1998, respectively. The number of weighted average shares for "diluted" income per share was 7,076,110, 7,077,723, and 6,167,310 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

 Stock Issuance to Executive Officers

   In the first quarter of 1998, Conrad issued shares of restricted common stock to William H. Hidalgo, the President and Chief Executive Officer, and Cecil A. Hernandez, the Vice President-Finance and Administration and Chief Financial Officer, in consideration of past services rendered. The agreements related to such restricted stock provided that fifty percent of the shares of common stock issued to each such executive would be subject to forfeiture in the event of the voluntary termination of employment by such executive for other than "good reason" prior to the expiration of the initial three-year term of employment specified in the employment agreement of such executive, provided that such restriction would lapse in the event of (i) the termination by the Company of such executive's employment for reasons other than "cause" (as defined) or (ii) the death, disability or retirement (at or after the age of 65) of such executive and would also lapse with respect to 33 1/3% of such restricted shares on each of the first three anniversaries of the completion of the Offering. The shares of common stock of Conrad issued to Mr. Hidalgo and Mr. Hernandez were exchanged, respectively, for 385,695 and 153,819 shares of common stock of the Company pursuant to the Reorganization. In connection with the issuance of shares of Conrad common stock, Mr. Hidalgo and Mr. Hernandez, executed promissory notes in the amounts of $239,870 and $97,400, respectively, representing their tax liabilities paid by the Company. These tax notes were repaid in full by Mr. Hidalgo and Mr. Hernandez in July 1998. In connection with the issuance of these shares to Messrs. Hidalgo and Hernandez, the Company estimated it would recognize aggregate compensation expense of $8.6 million, of which $4.3 million was recognized in the first quarter of 1998 and the remainder was estimated to be recognized over a three-year vesting period, of which $360,000 was expensed in the second quarter of 1998. During the third quarter of 1998 the executives surrendered and the Company canceled 247,277 of their restricted shares in order to eliminate the recurring compensation expense associated with the lapse of the restrictions. As a result of the cancellation of the shares, the remainder of the estimated compensation expense of $4.0 million will not be recognized in the future.

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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The following is a summary of the option activity for the years ended December 31, 2000, 1999 and 1998:

                                                               Weighted Number
                                                                 Avg.     of
                                                                Price   Options
                                                               -------- -------
   Outstanding at January 1, 1998.............................   $ --        --
   Granted....................................................   8.19   501,543
   Forfeited..................................................   6.75    (9,000)
                                                                 ----   -------
   Outstanding at December 31, 1998...........................   6.75   492,543
   Granted....................................................   4.78    59,557
   Forfeited..................................................   6.75    (5,000)
                                                                 ----   -------
   Outstanding at December 31, 1999...........................   6.54   547,100
   Granted....................................................   5.71    63,775
   Forfeited..................................................   6.75    (8,000)
   Exercised..................................................   6.22   (14,133)
                                                                 ----   -------
   Outstanding at December 31, 2000...........................   6.45   588,742
                                                                 ====   =======
   Exercisable at December 31, 2000...........................   6.50   395,684
                                                                 ====   =======

   The following table summarizes information about stock options outstanding at December 31, 2000:

                    Options Outstanding       Options Exercisable
               ------------------------------ --------------------
                           Weighted  Weighted             Weighted
   Exercise                 Average  Average              Average
 Price Range     Number    Remaining Exercise   Number    Exercise
  Per Share    Outstanding   Life     Price   Exercisable  Price
 -----------   ----------- --------- -------- ----------- --------
 $3.25--$6.75    588,742   7.5 years  $6.45     395,684    $6.50

   During the fourth quarter of 1998, 121,000 options previously issued during the second quarter of 1998 with an exercise price of $12.00 were repriced to an exercise price of $6.75 which was equal to the fair value of the Company's common stock on the repricing date.

   Options granted under the Stock Plan during 2000, 1999 and 1998 have various vesting rights ranging from six months to two and one-half years from the date of the grant.

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

                                    2000            1999           1998
                               --------------- -------------- ---------------
                                  As     Pro      As     Pro     As     Pro
                               Reported Forma  Reported Forma Reported Forma
                               -------- ------ -------- ----- -------- ------
   Net income (loss)..........  $2,697  $2,233  $1,502  $ 582  $ 254   $ (139)
   Net income (loss) per
    share:
     Basic and diluted........  $ 0.38  $ 0.32  $ 0.21  $0.08  $0.04   $(0.02)

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The weighted average fair value of options granted during the year ended December 31, 2000 was $2.93. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) no dividend yield, (ii) expected volatility of 92.5%, (iii) risk-free interest rate of 5.15%, and (iv) expected life of 2.8 years.

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

 Warrants

   In June 1998, the Company issued to the Underwriter involved in the Offering, warrants to purchase 72,000 shares of common stock exercisable for five years at the initial public offering price of $12.00 per share. At December 31, 2000, 1999 and 1998, no warrants had been exercised.

6. EMPLOYEE BENEFITS

   In August 1997, the Company established a 401(k) plan that covers all employees who meet certain eligibility requirements. Contributions to the plan by the Company are made at the discretion of the Board of Directors. Contribution expense was $119,000, $120,000 and $88,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7. INCOME TAXES

   Prior to the Reorganization and the completion of its initial public offering, Conrad made an election to terminate its S corporation status and became subject to federal and state income tax thereafter. As a result of its conversion from an S corporation to a C corporation, Conrad was required to record, as a one-time charge to earnings, a deferred tax liability of $675,000 in the second quarter of 1998. The Company has provided for income taxes relating to the operation of Orange Shipbuilding since its acquisition on December 12, 1997.

   Income taxes are now accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of the asset and liability approach for financial accounting and reporting for income taxes.

   The Company has provided for Federal and State income taxes as follows (in thousands):


                                                          2000    1999    1998
                                                         ------- ------  ------
   Current provision.................................... $ 1,928 $1,389  $1,944
   Deferred provision (benefit).........................      93   (137)    663
                                                         ------- ------  ------
                                                         $ 2,021 $1,252  $2,607
                                                         ======= ======  ======

     State income taxes included above are not significant for the year presented.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The provision for income taxes varied from the Federal statutory income tax rate due to the following (in thousands):

                                                                     Proforma
                                   2000        1999        1998        1998
                                ----------- ----------- ----------- -----------
                                Amount  %   Amount  %   Amount  %   Amount  %
                                ------ ---- ------ ---- ------ ---- ------ ----
Taxes at Federal statutory
 rate.......................... $1,651 35.0 $  964 35.0 $1,001 35.0 $1,001 35.0
Non-deductible executive
 compensation expense..........     --   --     --   --     42  1.5  1,275 44.6
Non-deductible goodwill
 amortization..................    276  5.8    275 10.0    161  5.6    273  9.5
State income taxes.............     94  2.0     13  0.5     30  1.0     47  1.6
Historical results of
 operations prior to Conrad
 Shipyard Sub S termination
 (not subject to income tax)...     --   --     --   --    698 24.4     --   --
Cumulative deferred taxes......     --   --     --   --    675 23.6     --   --
                                ------ ---- ------ ---- ------ ---- ------ ----
  Total........................ $2,021 42.8 $1,252 45.5 $2,607 91.1 $2,596 90.7
                                ====== ==== ====== ==== ====== ==== ====== ====

   Deferred income taxes represent the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 2000 and 1999 are as follows (in thousands):

                                                                 2000    1999
                                                                ------  ------
   Deferred Tax Liabilities:
     Differences between book and tax basis of property, plant
      and equipment...........................................  $3,249  $3,126
   Deferred Tax Assets (included in other current assets):
     Contracts in progress....................................     (42)   (108)
     Accrued expenses not currently deductible................    (223)   (127)
                                                                ------  ------
   Net deferred tax liabilities...............................  $2,984  $2,891
                                                                ======  ======

8. SALES TO MAJOR CUSTOMERS

   Sales to various customers, which amount to 10% or more of the Company's total revenues for the three years ended December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):

                                                 2000        1999         1998
                                              ----------  -----------  -----------
                                              Amount  %   Amount   %   Amount   %
                                              ------ ---  ------- ---  ------- ---
   Customer A................................ $7,330  19% $10,606  33% $12,693  27%
   Customer B................................                            7,303  16%
   Customer C................................  7,488  19%   4,804  15%   5,230  11%
   Customer D................................               3,620  11%
   Customer E................................  4,663  12%

9. RELATED PARTY TRANSACTIONS

   The Company purchases in its ordinary course of business certain components from Johnny's Propeller Shop, Inc., a company wholly owned by John P. Conrad, Jr., Co-Chairman of the Board of Directors. Total purchases for the three years ended December 31, 2000, 1999 and 1998 were $207,000, $89,000 and
$171,000, respectively. The Company believes that such transactions were made on a competitive basis at market prices.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

10. SEGMENT AND RELATED INFORMATION

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

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Revenue:
     Vessel construction............................. $23,398  $23,870  $31,754
     Repair and conversions..........................  15,118    8,685   14,559
                                                      -------  -------  -------
       Total Revenue.................................  38,516   32,555   46,313
                                                      -------  -------  -------
   Cost of Revenue:
     Vessel construction.............................  17,993   18,458   23,560
     Repair and conversions..........................  11,175    7,160   10,560
                                                      -------  -------  -------
       Total Cost of Revenue.........................  29,168   25,618   34,120
                                                      -------  -------  -------
   Gross Profit:
     Vessel construction.............................   5,405    5,412    8,194
     Repair and conversions..........................   3,943    1,525    3,999
                                                      -------  -------  -------
       Total Gross Profit............................   9,348    6,937   12,193
   Selling, General and Administrative Expenses......   4,661    3,857    3,515
   Executive Compensation Expense....................      --       --    4,676
                                                      -------  -------  -------
   Income from Operations............................   4,687    3,080    4,002
   Interest Expense..................................    (386)    (639)  (1,425)
   Other Income, net.................................     417      313      284
                                                      -------  -------  -------
   Income before Income Taxes........................   4,718    2,754    2,861
   Provision for Income Taxes........................   2,021    1,252    1,932
   Provision for Cumulative Deferred Taxes...........      --       --      675
                                                      -------  -------  -------
   Net Income........................................ $ 2,697  $ 1,502  $   254
                                                      =======  =======  =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                          Years Ended December
                                                                  31,
                                                          --------------------
                                                           2000   1999   1998
                                                          ------ ------ ------
   Depreciation and Amortization Expense:
     Vessel construction................................. $  781 $  793 $  813
     Repair and conversion...............................    471    524    511
     Included in selling, general and administrative
      expenses...........................................    947    946    925
                                                          ------ ------ ------
       Total Depreciation and Amortization Expense....... $2,199 $2,263 $2,249
                                                          ====== ====== ======

   Total assets and capital expenditures of the Company by segment are as follows (in thousands):

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Total Assets:
     Vessel construction............................... $29,565 $34,307 $35,245
     Repair and conversion.............................  11,759   5,663   7,554
     Other.............................................   6,640   5,150   4,720
                                                        ------- ------- -------
       Total Assets.................................... $47,964 $45,120 $47,519
                                                        ======= ======= =======
   Capital Expenditures:
     Vessel construction............................... $   435 $   312 $   330
     Repair and conversion.............................   4,624     160     806
     Other.............................................   1,633     272     582
                                                        ------- ------- -------
       Total Capital Expenditures...................... $ 6,692 $   744 $ 1,718
                                                        ======= ======= =======

   Certain assets and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

   Revenues included in the consolidated financial statements of the Company are derived primarily from customers domiciled in the United States. All assets of the Company are located in the United States.

11. COMMITMENTS AND CONTINGENCIES

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

   Employment Agreements--The Company has employment agreements with certain of its executive officers which generally provide for an initial term of three years ending on March 31, 2001, and provides for annual extensions at the end of its initial term, subject to the parties' mutual agreement. The minimum annual total compensation of these agreements is $766,000.

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $1.6 million and $1.8 million at December 31, 2000 and 1999, respectively.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

12. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   Consolidated operating results for the four quarters of 2000, 1999 and 1998 were as follows (in thousands, except per share data):

                                                 Quarter Ended
                                 ---------------------------------------------
                                 March 31, June 30, September 30, December 31,
                                 --------- -------- ------------- ------------
Fiscal 2000
Revenue.........................   9,875     8,611      8,902        11,128
Gross profit....................   2,525     2,282      2,108         2,433
Net income......................     782       576        626           714
Net income per share:
  Basic and diluted.............    0.11      0.08       0.09          0.10
Fiscal 1999
Revenue.........................   9,460     8,710      6,930         7,455
Gross profit....................   2,490     2,291      1,199           956
Net income (loss)...............     832       692         71           (93)
Net income (loss) per share:
  Basic and diluted.............    0.12      0.10       0.01         (0.01)

Fiscal 1998
Revenue.........................  11,569    12,418     12,794         9,532
Gross profit....................   3,429     3,749      3,084         1,931
Net income (loss)...............  (2,478)    1,004      1,317           410
Net income (loss) per share:
  Basic and diluted.............   (0.53)     0.18       0.18          0.06
Pro forma net income (loss).....  (2,603)    1,080      1,317           410
Pro forma net income (loss) per
 share..........................   (0.47)     0.17       0.18          0.06

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item as to the directors and executive officers of Conrad Industries, Inc. is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2001 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

Item 11. Executive Compensation

   The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000. Notwithstanding the foregoing, in accordance with Items 306 and 402(a)(8) of Regulation S-K and Item 7(d)(3) of Schedule 14A, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee" and "Performance Graph", and under the sub-heading "Report of the Audit Committee" (except for information following the heading "Audit Fees" therein), shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2001 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2001 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)Documents Filed as a Part of this Report

   1. Financial Statements:

   The financial statements and supplementary data required by this item are incorporated under Item 8, Part II of this Form 10-K.

   All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

   2. Exhibits:

   Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Commission and the Nasdaq -- National Market System. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished.

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

  10.2    --Second Amended and Restated Loan Agreement, dated as of December
           31, 1999 by and among Whitney National Bank, Conrad Shipyard, Inc.,
           Orange Shipbuilding, Co., Inc. and Conrad Industries, Inc. (filed as
           Exhibit 10.13 to the Company's Form 10-Q for the period ended June
           30, 2000 and incorporated by reference herein).

  10.3    --Stock Exchange Agreement, dated as of March 31, 1998, by and among
           Conrad Industries, Inc., Conrad Shipyard, Inc., Orange Shipbuilding,
           John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr.
           Trust, The Daniel T. Conrad Trust, The Glenn Alan Conrad Trust, The
           Kenneth C. Conrad Trust, the Katherine C. Court Trust, The James P.
           Court Trust, William H. Hidalgo and Cecil A. Hernandez (filed as
           Exhibit 10.4 to the Company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).

  10.4**  --Conrad Industries, Inc. Amended and Restated 1998 Stock Plan (First
           Amendment)
           (filed with the Company's Proxy Statement on Schedule 14A filed on
           April 22, 1999 and incorporated by reference herein).

  10.5**  --Officer and Director Indemnification Agreement (filed as Exhibit
           10.6 to the Company's Registration Statement on Form S-
           1)(Registration No. 33-49773) and incorporated by reference herein).

  10.6**  --Employment Agreement between Conrad Shipyard, Inc. and J. Parker
           Conrad (filed as Exhibit 10.7 to the Company's Annual Report on Form
           10-K for year ended December 31, 1998 and incorporated by reference herein).

 Exhibits                              Description
 --------                              -----------

  10.7**  --Employment Agreement between Conrad Shipyard, Inc. and John Parker
           Conrad, Jr. (filed as Exhibit 10.8 to the Company's Annual Report on
           Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

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

  10.10   --Warrant Agreement between Conrad Industries, Inc. and Morgan Keegan
           & Company, Inc. (filed as Exhibit 10.12 to the Company's Annual
           Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

  21.1*   --Subsidiaries of Conrad Industries, Inc.

  23.1*   --Consent of Deloitte & Touche LLP.

--------
*   Filed herewith.
**  Management contract or compensation plan.

 (b) Reports on Form 8-K:

   Conrad Industries, Inc. has not filed any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONRAD INDUSTRIES, INC.

Date: March 29, 2001                             /s/ William H. Hidalgo
                                          By: _________________________________
                                                     William H. Hidalgo
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ J. Parker Conrad            Co-Chairman of the Board     March 29, 2001
______________________________________  of Directors
           J. Parker Conrad

     /s/ John P. Conrad, Jr.           Co-Chairman of the Board     March 29, 2001
______________________________________  of Directors
         John P. Conrad, Jr.

      /s/ William H. Hidalgo           President, Chief Executive   March 29, 2001
______________________________________  Officer and Director
          William H. Hidalgo            (Principal Executive
                                        Officer)

      /s/ Cecil A. Hernandez           Vice President--Finance      March 29, 2001
______________________________________  and Administration, Chief
          Cecil A. Hernandez            Financial Officer,
                                        Secretary and Director
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

      /s/ Michael J. Harris            Director                     March 29, 2001
______________________________________
          Michael J. Harris

     /s/ Louis J. Michot, Jr.          Director                     March 29, 2001
______________________________________
         Louis J. Michot, Jr.

   /s/ Richard E. Roberson, Jr.        Director                     March 29, 2001
______________________________________
       Richard E. Roberson, Jr.

                               INDEX TO EXHIBITS

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

  10.2    --Second Amended and Restated Loan Agreement, dated as of December
           31, 1999 by and among Whitney National Bank, Conrad Shipyard, Inc.,
           Orange Shipbuilding, Co., Inc. and Conrad Industries, Inc. (filed as
           Exhibit 10.13 to the Company's Form 10-Q for the period ended June
           30, 2000 and incorporated by reference herein).

  10.3    --Stock Exchange Agreement, dated as of March 31, 1998, by and among
           Conrad Industries, Inc., Conrad Shipyard, Inc., Orange Shipbuilding,
           John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr.
           Trust, The Daniel T. Conrad Trust, The Glenn Alan Conrad Trust, The
           Kenneth C. Conrad Trust, the Katherine C. Court Trust, The James P.
           Court Trust, William H. Hidalgo and Cecil A. Hernandez (filed as
           Exhibit 10.4 to the Company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).

  10.4**  --Conrad Industries, Inc. Amended and Restated 1998 Stock Plan (First
           Amendment)
           (filed with the Company's Proxy Statement on Schedule 14A filed on
           April 22, 1999 and incorporated by reference herein).

  10.5**  --Officer and Director Indemnification Agreement (filed as Exhibit
           10.6 to the Company's Registration Statement on Form S-
           1)(Registration No. 33-49773) and incorporated by reference herein).

  10.6**  --Employment Agreement between Conrad Shipyard, Inc. and J. Parker
           Conrad (filed as Exhibit 10.7 to the Company's Annual Report on Form
           10-K for year ended December 31, 1998 and incorporated by reference herein).

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

 Exhibits                              Description
 --------                              -----------

  10.9**  --Employment Agreement between Conrad Shipyard, Inc. and Cecil A.
           Hernandez (filed as Exhibit 10.10 to the Company's Annual Report on
           Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

  10.10   --Warrant Agreement between Conrad Industries, Inc. and Morgan Keegan
           & Company, Inc. (filed as Exhibit 10.12 to the Company's Annual
           Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

  21.1*   --Subsidiaries of Conrad Industries, Inc.

  23.1*   --Consent of Deloitte & Touche LLP.

--------
*   Filed herewith.
**  Management contract or compensation plan.