Form 10-Q
period 2001-03-31
CONRAD INDUSTRIES INC
filed 2001-05-10
CIK 1059167

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

                      For the period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from           to

                       Commission File Number 000-24263

                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                  Delaware
   (State of other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

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

   As of May 8, 2001, 7,071,056 shares of the registrant's Common Stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                            Page
                                                                            ----
Part I. Financial Information
 Item 1. Financial Statements (Unaudited)
  Consolidated Balance Sheets March 31, 2001 and December 31, 2000.........   3
  Consolidated Statements of Operations Three Months Ended March 31, 2001
   and 2000................................................................   4
  Consolidated Statements of Cash Flows Three Months Ended March 31, 2001
   and 2000................................................................   5
  Notes to the Consolidated Financial Statements...........................   6

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  11
 Item 3. Quantitative and Qualitative Disclosures about Market Risk........  16
Part II. Other Information
 Item 1. Legal Proceedings.................................................  16
 Item 6. Exhibits and Reports on Form 8-K..................................  17
Signature..................................................................  18

                          FORWARD-LOOKING-STATEMENTS

   This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein other than statements of historical fact are forward-looking statements. When used in this Form 10-Q, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the Company's reliance on cyclical industries, the Company's reliance on principal customers and government contracts, the Company's ability to perform contracts at costs consistent with estimated costs utilized in bidding for the projects covered by such contracts, variations in quarterly revenues and earnings resulting from the percentage of completion accounting method, the possible termination of contracts included in the Company's backlog at the option of customers, operating risks, competition for marine vessel contracts, the Company's ability to retain key management personnel and to continue to attract and retain skilled workers, state and federal regulations, the availability and cost of capital, and general industry and economic conditions. These and other risks and assumptions are discussed in more detail in the Company's Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                         March 31, December 31,
                                                           2001        2000
                                                         --------- ------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................  $ 2,103    $ 3,513
  Accounts receivable, net..............................    7,075      1,622
  Costs and estimated earnings in excess of billings on
   uncompleted contracts................................    4,757      4,663
  Inventories...........................................      192        240
  Other current assets..................................    1,372      1,801
                                                          -------    -------
    Total current assets................................   15,499     11,839
PROPERTY, PLANT AND EQUIPMENT, net......................   23,772     22,675
COST IN EXCESS OF NET ASSETS ACQUIRED...................   13,191     13,388
OTHER ASSETS............................................      394         62
                                                          -------    -------
TOTAL ASSETS............................................  $52,856    $47,964
                                                          =======    =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................  $ 2,576    $ 1,390
  Accrued employee costs................................      856        504
  Accrued expenses......................................    1,517      1,441
  Current maturities of long-term debt..................    2,508      2,508
  Billings in excess of costs and estimated earnings on
   uncompleted contracts................................    4,620      1,889
                                                          -------    -------
    Total current liabilities...........................   12,077      7,732
LONG-TERM DEBT, less current maturities.................    1,671      2,298
DEFERRED INCOME TAXES...................................    3,472      3,249
                                                          -------    -------
    Total liabilities...................................   17,220     13,279
                                                          -------    -------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,091,856 shares issued in 2001 and
   2000.................................................       71         71
  Additional paid-in capital............................   27,868     27,868
  Treasury stock at cost, 20,800 shares in 2001 and
   2000.................................................      (84)       (84)
  Retained earnings.....................................    7,781      6,830
                                                          -------    -------
    Total shareholders' equity..........................   35,636     34,685
                                                          -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $52,856    $47,964
                                                          =======    =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                            --------------------
                                                              2001       2000
                                                            ---------  ---------
REVENUE.................................................... $  11,885  $  9,875
COST OF REVENUE............................................     9,116     7,350
                                                            ---------  --------
GROSS PROFIT...............................................     2,769     2,525
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............     1,165     1,139
                                                            ---------  --------
INCOME FROM OPERATIONS.....................................     1,604     1,386
INTEREST EXPENSE...........................................       (17)     (148)
OTHER INCOME, NET..........................................        29       100
                                                            ---------  --------
INCOME BEFORE INCOME TAXES.................................     1,616     1,338
PROVISION FOR INCOME TAXES.................................       665       556
                                                            ---------  --------
NET INCOME................................................. $     951  $    782
                                                            =========  ========
Net income per common share:
  Basic.................................................... $    0.13  $   0.11
                                                            =========  ========
  Diluted.................................................. $    0.13  $   0.11
                                                            =========  ========
Weighted average common shares outstanding:
  Basic....................................................     7,071     7,078
                                                            =========  ========
  Diluted..................................................     7,098     7,078
                                                            =========  ========



           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................. $     951  $     782
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................       542        554
  Deferred income tax expense............................       223         61
  Changes in assets and liabilities:
   Accounts receivable...................................    (5,453)    (1,120)
   Net change in billings related to cost and estimated
    earnings on uncompleted contracts....................     2,637        668
   Inventory and other assets............................       141        573
   Accounts payable and accrued expenses.................     1,614        823
                                                          ---------  ---------
    Net cash provided by operating activities............       655      2,341
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment............    (1,438)      (263)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments of debt............................      (627)      (627)
                                                          ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....    (1,410)     1,451
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........     3,513      4,252
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................. $   2,103  $   5,703
                                                          ---------  ---------
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid, net of capitalized interest.............. $      17  $     148
                                                          =========  =========
 Taxes paid.............................................. $     355  $      80
                                                          =========  =========


           See notes to unaudited consolidated financial statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the "Company") which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, L.L.C. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). New construction work and some repair work is performed on a fixed-price basis. The Company performs the majority of repair work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated. In the opinion of the management of the Company, the interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company's audited 2000 consolidated financial statements and related notes filed on Form 10-K for the year ended December 31, 2000.

   The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. RECEIVABLES

   Receivables consisted of the following at March 31, 2001 and December 31, 2000 (in thousands):

                                                                 2001    2000
                                                                ------- ------
   U.S. Government
     Amounts billed............................................ $ 1,581 $   --
     Unbilled costs and estimated earnings on uncompleted
      contracts................................................   1,374  1,921
                                                                ------- ------
                                                                  2,955  1,921
   Commercial:
     Amounts billed............................................   5,494  1,622
     Unbilled costs and estimated earnings on uncompleted
      contracts................................................   3,383  2,742
                                                                ------- ------
       Total................................................... $11,832 $6,285
                                                                ======= ======

   Included above in amounts billed is an allowance for doubtful accounts of $20,000 at March 31, 2001 and December 31, 2000. During 2000 and 1999 there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at March 31, 2001, substantially all is expected to be collected within the next twelve months.

   Information with respect to uncompleted contracts as of March 31, 2001 and December 31, 2000 is as follows (in thousands):

                                                               2001      2000
                                                             --------  --------
   Costs incurred on uncompleted contracts.................. $ 21,855  $ 18,577
   Estimated earnings.......................................    6,382     5,235
                                                             --------  --------
                                                               28,237    23,812
   Less billings to date....................................  (28,100)  (21,038)
                                                             --------  --------
                                                             $    137  $  2,774
                                                             ========  ========

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                               2001    2000
                                                              ------  ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................... $4,757  $4,663
   Billings in excess of cost and estimated earnings on
    uncompleted contracts.................................... (4,620) (1,889)
                                                              ------  ------
     Total................................................... $  137  $2,774
                                                              ======  ======

3. LONG-TERM DEBT

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until June 1, 2001, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At March 31, 2001, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of April 2004 and is payable in twenty monthly principal payments of $209,000 plus interest.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on June 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were outstanding as of March 31, 2001.

4. INCOME PER SHARE

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,071,056 and 7,077,723 for the three months ended March 31, 2001 and 2000, respectively. The number of weighted average shares outstanding for "diluted" income per share was 7,097,996 and 7,077,723 for the three months ended March 31, 2001 and 2000, respectively.

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

 Repair and Conversions

   The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES functionality of a vessel. The Company also derives a significant amount of revenue from repairs made as a result of periodic inspections required by the U.S. Coast Guard, the American Bureau of Shipping and other regulatory agencies.

   The Company evaluates the performance of its segments based upon gross profit. Selling, general and administrative expenses, interest expense, other income, net, and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, "Summary of Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 2000. Intersegment sales and transfers are not significant.

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                                 Three Months
                                                                 Ended March
                                                                     31,
                                                                ---------------
                                                                 2001     2000
                                                                -------  ------
   Revenue:
     Vessel construction....................................... $ 7,944  $6,977
     Repair and conversions....................................   3,941   2,898
                                                                -------  ------
       Total revenue...........................................  11,885   9,875
                                                                -------  ------
   Cost of revenue:
     Vessel construction.......................................   6,238   5,145
     Repair and conversions....................................   2,878   2,205
                                                                -------  ------
       Total cost of revenue...................................   9,116   7,350
                                                                -------  ------
   Gross profit:
     Vessel construction.......................................   1,706   1,832
     Repair and conversions....................................   1,063     693
                                                                -------  ------
       Total gross profit......................................   2,769   2,525
   Selling, general and administrative expenses................   1,165   1,139
                                                                -------  ------
   Income from operations......................................   1,604   1,386
   Interest expense............................................     (17)   (148)
   Other income, net...........................................      29     100
                                                                -------  ------
   Income before income taxes..................................   1,616   1,338
   Provision for income taxes..................................     665     556
                                                                -------  ------
   Net income.................................................. $   951  $  782
                                                                =======  ======

     Certain other financial information of the Company by segment is as follows (in thousands):

                                                                        Three
                                                                       Months
                                                                        Ended
                                                                      March 31,
                                                                      ---------
                                                                      2001 2000
                                                                      ---- ----
   Depreciation and amortization expense:
     Vessel construction............................................. $202 $195
     Repair and conversions..........................................  107  122
     Included in selling, general and administrative expenses........  233  237
                                                                      ---- ----
       Total depreciation and amortization expense................... $542 $554
                                                                      ==== ====

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                                                                       Three
                                                                      Months
                                                                       Ended
                                                                     March 31,
                                                                    -----------
                                                                     2001  2000
                                                                    ------ ----
   Capital expenditures:
     Vessel construction........................................... $  211 $134
     Repair and conversions........................................  1,171   33
     Other.........................................................     56   96
                                                                    ------ ----
       Total capital expenditures.................................. $1,438 $263
                                                                    ====== ====

   Total assets of the Company by segment is as follows as of March 31, 2001 and December 31, 2000 (in thousands):

                                                                  2001    2000
                                                                 ------- -------
   Total assets:
     Vessel construction........................................ $30,996 $29,565
     Repair and conversions.....................................  15,544  11,759
     Other......................................................   6,316   6,640
                                                                 ------- -------
       Total assets............................................. $52,856 $47,964
                                                                 ======= =======

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

   Employment Agreements--The Company has employment agreements with certain of its executive officers which originally provided for employment of the officers through March 31, 2001, and provides for annual extensions at the end of its term, subject to the parties' mutual agreement. These agreements have been extended for a one-year term through March 31, 2002. The minimum annual total compensation of these agreements is $766,000.

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $0.2 million and $1.6 million at March 31, 2001 and December 31, 2000.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

7. NEW ACCOUNTING PRONOUNCEMENTS

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138 on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management has concluded that the adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q as well as the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Recent Events

   In May 2000 the Company began construction of a new drydock, which is 280' long and 160' wide with a lifting capacity of 10,000 tons. The drydock was put into operation during the first part of March 2001 at the Company's Morgan City shipyard. The cost was $5.7 million. Funds for the construction of the drydock came from cash and internally generated funds. This dock will allow the Company to (1) increase repair and conversion capacity; (2) compete for larger repair and conversion projects; and (3) launch larger new vessel construction projects more competitively.

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

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

             Conrad Industries, Inc. Summary Results of Operations

                                (in thousands)

                                                  Three Months Ended March 31,
                                                  ------------------------------
                                                   2001            2000
                                                  -------         ------
Financial Data:
Revenue
  Vessel construction............................ $ 7,944   66.8% $6,977   70.7%
  Repair and conversions.........................   3,941   33.2%  2,898   29.3%
                                                  -------         ------
    Total revenue................................  11,885  100.0%  9,875  100.0%
                                                  -------         ------
Cost of revenue
  Vessel construction............................   6,238   78.5%  5,145   73.7%
  Repair and conversions.........................   2,878   73.0%  2,205   76.1%
                                                  -------         ------
    Total cost of revenue........................   9,116   76.7%  7,350   74.4%
                                                  -------         ------
Gross profit
  Vessel construction............................   1,706   21.5%  1,832   26.3%
  Repair and conversions.........................   1,063   27.0%    693   23.9%
                                                  -------         ------
    Total gross profit...........................   2,769   23.3%  2,525   25.6%
SG&A expenses....................................   1,165    9.8%  1,139   11.5%
                                                  -------         ------
Income from operations...........................   1,604   13.5%  1,386   14.0%
Interest expense.................................      17    0.1%    148    1.5%
Other expense (income), net......................     (29)  -0.2%   (100)  -1.0%
                                                  -------         ------
Income before income taxes.......................   1,616   13.6%  1,338   13.5%
Income taxes.....................................     665    5.6%    556    5.6%
                                                  -------         ------
Net income....................................... $   951    8.0% $  782    7.9%
                                                  =======         ======
EBITDA(1)........................................ $ 2,146   18.1% $1,940   19.6%
                                                  =======         ======
Operating Data: Labor hours......................     165            146

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

 Three Months Ended March 31, 2001 Compared with Three Months Ended
March 31,2000.

   During the three months ended March 31, 2001, the Company generated revenue of $11.9 million, an increase of approximately $2.0 million, or 20.4%, compared to $9.9 million generated for the three months ended March 31, 2000. The increase was due to a $1.0 million (13.9%) increase in vessel construction revenue to $7.9 million for the three months ended March 31, 2001, compared to $7.0 million for the three months ended March 31, 2000 and an increase of $1.0 million (36.0%) in repair and conversion revenue to $3.9 million for the three months ended March 31, 2001 compared to $2.9 million for the three months ended March 31, 2000. The increase in vessel construction revenue was attributable to the increase in vessel construction production hours which increased by 14.1% during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 and to the nature of the jobs during the three months ended March 31, 2001 which required more material and equipment as compared to jobs during the three months ended March 31, 2000. The increase in repair and conversion revenue during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily attributable to (1) two conversion jobs in progress during the three months ended March 31, 2001, which required more material and equipment as compared to projects completed or in progress during the three months ended March 31, 2000 and (2) increased demand for repair and conversions due to increased offshore oil and gas activity. Repair and conversion hours were substantially the same during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

   Gross profit increased $244,000, or 9.7% to $2.8 million (23.3% of revenue) for the three months ended March 31, 2001 as compared to gross profit of $2.5 million (25.6% of revenue) for the three months ended March 31, 2000. Vessel construction gross profit decreased $126,000 or 6.9% to $1.7 million for the three months ended March 31, 2001 as compared to vessel construction gross profit of $1.8 million for the three months ended March 31, 2000. Repair and conversion gross profit increased $370,000 or 53.4% to $1.1 million for the three months ended March 31, 2001 as compared to repair and conversion gross profit of $693,000 for the three months ended March 31, 2000. The decrease in vessel construction gross profit was primarily due to greater job cost for jobs completed or in progress during the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The increase in repair and conversion gross profit was primarily due to improved market conditions and pricing opportunities during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

   Repair and conversion gross profit margins increased to 27.0% for the three months ended March 31, 2001, compared to gross profit margins of 23.9% for the three months ended March 31, 2000. Vessel construction gross profit margins decreased to 21.5% for the three months ended March 31, 2001, compared to gross profit margins of 26.3% for the three months ended March 31, 2000.

   Selling, general and administrative expenses increased $26,000, or 2.3%, to $1.2 million (9.8% of revenue) for the three months ended March 31, 2001, as compared to $1.1 million (11.5% of revenue) for the three months ended March 31, 2000. This increase was primarily due to an increase in bonuses accrued.

   Income before income taxes increased $278,000 to $1.6 million for the three months ended March 31, 2001 as compared to income before income taxes of $1.3 million for the three months ended March 31, 2000, primarily due to the factors listed above.

   The Company had net income of $951,000 for the three months ended March 31, 2001 as compared to net income of $782,000 for the three months ended March 31, 2000. Interest expense decreased $131,000 to $17,000 for three months ended March 31, 2001 as compared to interest expense of $148,000 for the three months ended March 31, 2000 due to capitalization of interest related to the construction of the drydock and a reduction of debt.

   The Company had income tax expense of $665,000 (41.2% effective tax rate) for the three months ended March 31, 2001, compared to income taxes of $556,000 (41.6% effective tax rate) for the three months ended March 31, 2000. The Company's effective tax rate is higher than its statutory tax rate because its cost in excess of net assets acquired is not amortized for tax purposes.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $655,000 for the three months ended March 31, 2001 due to an increase in accounts payable and accrued expenses and decreases in billings related to costs and estimated earnings on uncompleted contracts and other assets, offset by an increase in accounts receivable. The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. The Company's working capital position was $3.4 million at March 31, 2001 compared to $4.1 million at December 31, 2000. The decrease in the working capital position was primarily due to $1.4 million in capital expenditures for plant and equipment.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $1.4 million for the three months ended March 31, 2001 was for improvements to facilities and equipment of which approximately $1.1 million was for the completion of the construction of a new dry-dock, $200,000 was for improvements to its other facilities and equipment and $64,000 was for clearing and grubbing of the 52 acres in Amelia.

   In March 2001, the Company completed construction of a new drydock, which is 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The cost was $5.7 million. Funds for the construction of the drydock came from cash and internally generated funds. This dock will allow the Company to (1) increase repair and conversion capacity, (2) compete for larger repair and conversion projects, and (3) launch larger new vessel construction projects more competitively.

   Net cash used in financing activities was $627,000 for the three months ended March 31, 2001 which was for the repayment of debt.

   The Company did not repurchase any of its stock during the three months ended March 31, 2001 and currently has no plans to repurchase shares pursuant to the Company's Board of Directors authorization on March 21, 2000 to repurchase up to 200,000 shares or $1 million of its outstanding common stock.

   On October 23, 2000 the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The Company is currently developing the property as a shipyard and anticipates beginning repair and conversion activities during the latter part of 2001. The Company anticipates that the first phase of development will cost approximately $4 million and will include clearing land, dredging slip, bulkheading and partial construction of an infrastructure to support repair and conversion activities. During the three months ended March 31, 2001 the Company expended $64,000 for clearing and grubbing the property.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until June 1, 2001, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At March 31, 2001, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of April 2004 and is payable in twenty monthly principal payments of $209,000 plus interest. At March 31, 2001, the Term Loan balance outstanding was $4.2 million. At the current amortization schedule, the Term Loan will be paid in full by the end of fiscal year 2002.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on June 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. No draws against the Revolving Credit Facility were made during the three months ended March 31, 2001 and no draws were outstanding as of March 31, 2001. The Company extended its Revolving Credit Facility until June 30, 2001 and the Company is in discussions about extending its Credit Facility on longer-term basis. Management believes that this facility or a similar source of borrowing will be available on reasonable terms.

   The Company's backlog of $13.2 million at March 31, 2001 was attributable to 17 projects, of which $3.6 million was attributable to four government projects. We are currently in discussion and negotiations with various customers for vessel construction projects, and have learned that the U. S. Army is planning to purchase three additional ST Tugs, which have already been authorized and appropriated by Congress for approximately $7.5 million. We are optimistic that some of these projects will be added to our backlog soon.

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

New Accounting Pronouncements

   The Company adopted Statement of Financial Accounting Standards ("SFAS" ) No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138 on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management has concluded that the adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $4.2 million of the Company's long-term debt with an interest rate of 7.08% at March 31, 2001 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $42,000 per year if the Company were to maintain the same debt level and structure.

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

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

  3.1 --Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for year ended December 31,
       1998 and incorporated by reference herein).
  3.2 --Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's
       Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  4.1 --Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's
       Registration Statement on Form 8-A and incorporated by reference herein).
  4.2 --Registration Rights Agreement by and among Conrad Industries, Inc., J.
       Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John P.
       Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan Conrad
       Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The
       James P. Conrad Trust, William H. Hidalgo, and Cecil A. Hernandez (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  4.3 --Registration Rights Agreement between Conrad Industries, Inc. and
       Morgan Keegan & Company, Inc (filed as Exhibit 4.3 to the Company's
       Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.1 --Amendment No. 1 to Employment Agreement between Conrad Shipyard, L.L.C.
       and J. Parker Conrad.
 10.2 --Amendment No. 1 to Employment Agreement between Conrad Shipyard, L.L.C.
       and John Parker Conrad, Jr.
 10.3 --Amendment No. 1 to Employment Agreement between Conrad Shipyard, L.L.C.
       and William H. Hidalgo.
 10.4 --Amendment No. 1 to Employment Agreement between Conrad Shipyard, L.L.C.
       and Cecil A. Hernandez.
 10.5 --Allonge to Note by Conrad Shipyard, L.L.C. and Whitney National Bank,
       Dated December 31, 1999, in the Original Principal Amount of
       $10,000,000.00.

   (b) Reports on Form 8-K

     The Company has not filed any Current Reports on Form 8-K during the quarter which this report is filed.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2001

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