Form 10-Q
period 2001-06-30
CONRAD INDUSTRIES INC
filed 2001-08-14
CIK 1059167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

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

       Registrant's telephone number, including area code: (985) 384-3060

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

   As of August 10, 2001, 7,071,056 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                           Page
                                                                           ----
Part I. Financial Information
  Item 1. Financial Statements (Unaudited)
     Consolidated Balance Sheets June 30, 2001 and December 31, 2000......   3
     Consolidated Statements of Operations Three and Six Months Ended June
      30, 2001 and 2000...................................................   4
     Consolidated Statements of Cash Flows Six Months Ended June 30, 2001
      and 2000............................................................   5
     Notes to the Consolidated Financial Statements.......................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  11
  Item 3. Quantitative and Qualitative Disclosures about Market Risk......  18
Part II. Other Information
  Item 1. Legal Proceedings...............................................  18
  Item 4. Submissions of Matters to a Vote of Security Holders............  18
  Item 6. Exhibits and Reports on Form 8-K................................  19
Signature.................................................................  20

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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                           June
                                                            30,    December 31,
                                                           2001        2000
                                                          -------  ------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................. $ 1,311    $ 3,513
  Accounts receivable, net...............................   3,875      1,622
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................   5,415      4,663
  Inventories............................................     207        240
  Other current assets...................................   1,675      1,801
                                                          -------    -------
    Total current assets.................................  12,483     11,839
PROPERTY, PLANT AND EQUIPMENT, net.......................  23,874     22,675
COST IN EXCESS OF NET ASSETS ACQUIRED....................  12,995     13,388
OTHER ASSETS.............................................     400         62
                                                          -------    -------
TOTAL ASSETS............................................. $49,752    $47,964
                                                          =======    =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................... $ 2,263    $ 1,390
  Accrued employee costs.................................   1,044        504
  Accrued expenses.......................................     733      1,441
  Current maturities of long-term debt...................   4,008      2,508
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.................................     787      1,889
                                                          -------    -------
    Total current liabilities............................   8,835      7,732
LONG-TERM DEBT, less current maturities..................   1,044      2,298
DEFERRED INCOME TAXES....................................   3,261      3,249
                                                          -------    -------
    Total liabilities....................................  13,140     13,279
                                                          -------    -------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,091,856 shares issued in 2001 and 2000..      71         71
  Additional paid-in capital.............................  27,868     27,868
  Treasury stock at cost, 20,800 shares in 2001 and
   2000..................................................     (84)       (84)
  Retained earnings......................................   8,757      6,830
                                                          -------    -------
    Total shareholders' equity...........................  36,612     34,685
                                                          -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $49,752    $47,964
                                                          =======    =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Three Months      Six Months
                                             Ended June 30,   Ended June 30,
                                             ---------------  ----------------
                                              2001     2000    2001     2000
                                             -------  ------  -------  -------
REVENUE....................................  $12,173  $8,611  $24,058  $18,486
COST OF REVENUE............................    9,245   6,329   18,361   13,679
                                             -------  ------  -------  -------
GROSS PROFIT...............................    2,928   2,282    5,697    4,807
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES..................................    1,185   1,206    2,350    2,345
                                             -------  ------  -------  -------
INCOME FROM OPERATIONS.....................    1,743   1,076    3,347    2,462
INTEREST EXPENSE...........................      (66)   (136)     (83)    (284)
OTHER INCOME, NET..........................       54      87       83      187
                                             -------  ------  -------  -------
INCOME BEFORE INCOME TAXES.................    1,731   1,027    3,347    2,365
PROVISION FOR INCOME TAXES.................      755     451    1,420    1,007
                                             -------  ------  -------  -------
NET INCOME.................................  $   976  $  576  $ 1,927  $ 1,358
                                             =======  ======  =======  =======
Net income per common share:
  Basic....................................  $  0.14  $ 0.08  $  0.27  $  0.19
                                             =======  ======  =======  =======
  Diluted..................................  $  0.14  $ 0.08  $  0.27  $  0.19
                                             =======  ======  =======  =======
Weighted average common shares outstanding:
  Basic....................................    7,071   7,061    7,071    7,069
                                             =======  ======  =======  =======
  Diluted..................................    7,115   7,061    7,107    7,069
                                             =======  ======  =======  =======


           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                 Six Months
                                                               Ended June 30,
                                                                    2001
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................... $ 1,927  $ 1,358
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization...............................   1,138    1,103
  Deferred income tax expense.................................      12      117
  Changes in assets and liabilities:
   Accounts receivable........................................  (2,253)  (1,311)
   Net change in billings related to cost and estimated
    earnings on uncompleted contracts.........................  (1,854)   1,551
   Inventory and other assets.................................    (193)    (210)
   Accounts payable and accrued expenses......................     705    1,852
                                                               -------  -------
    Net cash (used in) provided by operating activities.......    (518)   4,460
                                                               -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment.................  (1,930)  (1,978)
                                                               -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments of debt.................................  (1,254)  (1,254)
 Proceeds from line-of-credit.................................   1,500       --
 Purchase of treasury stock...................................      --      (84)
                                                               -------  -------
    Net cash provided by (used in) financing activities.......     246   (1,338)
                                                               -------  -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..........  (2,202)   1,144
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................   3,513    4,252
                                                               -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................... $ 1,311  $ 5,396
                                                               =======  =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid, net of capitalized interest................... $    83  $   284
                                                               =======  =======
 Taxes paid................................................... $ 1,850  $ 1,060
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

   The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. RECEIVABLES

   Receivables consisted of the following at June 30, 2001 and December 31, 2000 (in thousands):

                                                                  2001   2000
                                                                 ------ ------
   U.S. Government:
     Amounts billed............................................. $  245 $   --
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  2,173  1,921
                                                                 ------ ------
                                                                  2,418  1,921
   Commercial:
     Amounts billed.............................................  3,630  1,622
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  3,242  2,742
                                                                 ------ ------
       Total.................................................... $9,290 $6,285
                                                                 ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $20,000 at June 30, 2001 and December 31, 2000. During 2001 and 2000 there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at June 30, 2001, substantially all is expected to be collected within the next twelve months.

   Information with respect to uncompleted contracts as of June 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                               2001      2000
                                                             --------  --------
   Costs incurred on uncompleted contracts.................. $ 19,760  $ 18,577
   Estimated earnings.......................................    5,220     5,235
                                                             --------  --------
                                                               24,980    23,812
   Less billings to date....................................  (20,352)  (21,038)
                                                             --------  --------
                                                             $  4,628  $  2,774
                                                             ========  ========

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                              2001    2000
                                                             ------  -------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts................................... $5,415  $ 4,663
   Billings in excess of cost and estimated earnings on
    uncompleted contracts...................................   (787)  (1,889)
                                                             ------  -------
     Total.................................................. $4,628  $ 2,774
                                                             ======  =======

3. LONG-TERM DEBT

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until August 31, 2001, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At June 30, 2001, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of April 2004 and is payable in seventeen monthly principal payments of $209,000 plus interest.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on October 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. As of June 30, 2001, $1.5 million was outstanding on the Revolving Credit Facility.

4. INCOME PER SHARE

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,071,056 and 7,060,893 for the three months ended June 30, 2001 and 2000, respectively, and 7,071,056 and 7,069,308 for the six months ended June 30 2001 and 2000, respectively. The number of weighted average shares outstanding for "diluted" income per share was 7,114,922 and 7,060,893 for the three months ended June 30, 2001 and 2000, respectively, and 7,106,991 and 7,069,308 for the six months ended June 30, 2001 and 2000, respectively.

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

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                             Three Months      Six Months
                                            Ended June 30,   Ended June 30,
                                            ---------------  ----------------
                                             2001     2000    2001     2000
                                            -------  ------  -------  -------
Revenue:
  Vessel construction...................... $ 8,461  $5,114  $16,405  $12,091
  Repair and conversions...................   3,712   3,497    7,653    6,395
                                            -------  ------  -------  -------
    Total revenue..........................  12,173   8,611   24,058   18,486
                                            -------  ------  -------  -------
Cost of revenue:
  Vessel construction......................   6,654   3,900   12,892    9,045
  Repair and conversions...................   2,591   2,429    5,469    4,634
                                            -------  ------  -------  -------
    Total cost of revenue..................   9,245   6,329   18,361   13,679
                                            -------  ------  -------  -------
Gross profit:
  Vessel construction......................   1,807   1,214    3,513    3,046
  Repair and conversions...................   1,121   1,068    2,184    1,761
                                            -------  ------  -------  -------
  Total gross profit.......................   2,928   2,282    5,697    4,807
Selling, general and administrative
 expenses..................................   1,185   1,206    2,350    2,345
                                            -------  ------  -------  -------
Income from operations.....................   1,743   1,076    3,347    2,462
Interest expense...........................     (66)   (136)     (83)    (284)
Other income, net..........................      54      87       83      187
                                            -------  ------  -------  -------
Income before income taxes.................   1,731   1,027    3,347    2,365
Provision for income taxes.................     755     451    1,420    1,007
                                            -------  ------  -------  -------
Net income................................. $   976  $  576  $ 1,927  $ 1,358
                                            =======  ======  =======  =======

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                    Three Months   Six Months
                                                        Ended      Ended June
                                                      June 30,         30,
                                                    ------------- -------------
                                                     2001   2000   2001   2000
                                                    ------ ------ ------ ------
Depreciation and amortization expense:
  Vessel construction.............................. $  204 $  193 $  406 $  388
  Repair and conversions...........................    152    120    259    242
  Included in selling, general and administrative
   expenses........................................    240    236    473    473
                                                    ------ ------ ------ ------
    Total depreciation and amortization expense.... $  596 $  549 $1,138 $1,103
                                                    ====== ====== ====== ======

                                                         Three
                                                        Months     Six Months
                                                      Ended June   Ended June
                                                          30,          30,
                                                      ----------- -------------
                                                      2001  2000   2001   2000
                                                      ---- ------ ------ ------
Capital expenditures:
  Vessel construction................................ $214 $  166 $  425 $  300
  Repair and conversions.............................  138  1,545  1,309  1,578
  Other..............................................  140      4    196    100
                                                      ---- ------ ------ ------
    Total capital expenditures....................... $492 $1,715 $1,930 $1,978
                                                      ==== ====== ====== ======

   Total assets of the Company by segment is as follows as of June 30, 2001 and December 31, 2000 (in thousands):

                                                                  2001    2000
                                                                 ------- -------
Total assets:
  Vessel construction........................................... $30,132 $29,565
  Repair and conversions........................................  13,386  11,759
  Other.........................................................   6,234   6,640
                                                                 ------- -------
    Total assets................................................ $49,752 $47,964
                                                                 ======= =======

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

   In August 2001, the Company entered into an employment agreement with Kenneth G. Myers, Jr. providing for employment as the Company's President and Chief Executive Officer through December 31, 2004 and annual extensions thereafter, subject to the parties' mutual agreement. The minimum annual total compensation under the agreement is $230,000. Pursuant to the agreement, on the executive's start date of August 27, 2001, he will be granted 5,000 restricted shares of common stock, vesting on the anniversary of the start date, and options to purchase 50,000 shares of common stock at the market price on the start date, vesting over a three-year period.

   The Company is in discussions with its current President and Chief Executive Officer regarding the terms of his future relationship with and/or severance from the Company.

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $0.2 million and $1.6 million at June 30, 2001 and December 31, 2000.

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

   On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded its voting process on SFAS No. 141, "Business Combinations," and this statement was issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the Company's consolidated financial position or results of operations.

   On June 29, 2001, FASB concluded its voting process of SFAS No. 142, "Goodwill and Other Intangible Assets", and this statement was issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2001. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

   The Company has appointed Kenneth G. "Jerry" Myers, Jr. as President and Chief Executive Officer, effective August 27, 2001, pursuant to the terms of an employment agreement described in Note 6 to the Company's financial statements included herein. Myers has spent the past 21 years with Avondale Industries serving in various senior management positions. Most recently, he served as Vice President in charge of managing Avondale's largest shipbuilding program. While at Avondale, Myers has also held positions including Chief Information Officer, Vice President--Business Review, in charge of government program accounting, where he managed over $10 billion in government contracts, Assistant Vice President responsible for mergers and acquisitions, and Assistant Controller.

   The Company is in discussions with its current President and Chief Executive Officer regarding the terms of his future relationship with and/or severance from the Company.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

             Conrad Industries, Inc. Summary Results of Operations
                                 (In thousands)

                           Three Months Ended June
                                     30,                  Six Months Ended June 30,
                          -----------------------------  ------------------------------
                              2001            2000           2001            2000
                          --------------  -------------  --------------  --------------
Financial Data:
 Revenue
 Vessel construction....  $ 8,461   69.5% $5,114   59.4% $16,405   68.2% $12,091   65.4%
 Repair and
  conversions...........    3,712   30.5%  3,497   40.6%   7,653   31.8%   6,395   34.6%
                          -------         ------         -------         -------
   Total revenue........   12,173  100.0%  8,611  100.0%  24,058  100.0%  18,486  100.0%
                          -------         ------         -------         -------
Cost of revenue
 Vessel construction....    6,654   78.6%  3,900   76.3%  12,892   78.6%   9,045   74.8%
 Repair and
  conversions...........    2,591   69.8%  2,429   69.5%   5,469   71.5%   4,634   72.5%
                          -------         ------         -------         -------
   Total cost of
    revenue.............    9,245   75.9%  6,329   73.5%  18,361   76.3%  13,679   74.0%
                          -------         ------         -------         -------
Gross profit
 Vessel construction....    1,807   21.4%  1,214   23.7%   3,513   21.4%   3,046   25.2%
 Repair and
  conversions...........    1,121   30.2%  1,068   30.5%   2,184   28.5%   1,761   27.5%
                          -------         ------         -------         -------
 Total gross profit.....    2,928   24.1%  2,282   26.5%   5,697   23.7%   4,807   26.0%
S G & A expenses........    1,185    9.7%  1,206   14.0%   2,350    9.8%   2,345   12.7%
                          -------         ------         -------         -------
Income from operations..    1,743   14.3%  1,076   12.5%   3,347   13.9%   2,462   13.3%
Interest expense........       66    0.5%    136    1.6%      83    0.3%     284    1.5%
Other expenses (income),
 net....................      (54)  -0.4%    (87)  -1.0%     (83)  -0.3%    (187)  -1.0%
                          -------         ------         -------         -------
Income before income
 taxes..................    1,731   14.2%  1,027   11.9%   3,347   13.9%   2,365   12.8%
Income taxes............      755    6.2%    451    5.2%   1,420    5.9%   1,007    5.4%
                          -------         ------         -------         -------
Net Income..............  $   976    8.0% $  576    6.7% $ 1,927    8.0% $ 1,358    7.3%
                          =======         ======         =======         =======
EBITDA (1)..............  $ 2,339   19.2% $1,625   18.9% $ 4,485   18.6% $ 3,565   19.3%
                          =======         ======         =======         =======
Operating Data: Labor
 hours..................      167            131             332             284

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

 Three Months Ended June 30, 2001 Compared with Three Months Ended June 30,
 2000.

   During the three months ended June 30, 2001, the Company generated revenue of $12.2 million, an increase of approximately $3.6 million, or 41.4%, compared to $8.6 million generated for the three months ended June 30, 2000. The increase was due to a $3.3 million (65.4%) increase in vessel construction revenue to $8.5 million for the three months ended June 30, 2001, compared to $5.1 million for the three months ended June 30, 2000 and an increase of $215,000 (6.1%) in repair and conversion revenue to $3.7 million for the three months ended June 30, 2001 compared to $3.5 million for the three months ended June 30, 2000. The increase in vessel construction revenue was attributable to the increase in vessel construction production hours which increased by 60.7% during the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and to the nature of the jobs during the three months ended June 30, 2001 which required more material and equipment as compared to jobs during the three months ended June 30, 2000. The increase in repair and conversion revenue during the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was primarily attributable to more favorable pricing for jobs completed or in progress during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 primarily due to increased offshore oil and gas activity. Repair and conversion hours were substantially the same during the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

   Gross profit increased $646,000, or 28.3% to $2.9 million (24.1% of revenue) for the three months ended June 30, 2001 as compared to gross profit of $2.3 million (26.5% of revenue) for the three months ended June 30, 2000. Effecting gross profit for the three months ended June 30, 2001 was an agreement between Conrad subsidiary Orange Shipbuilding Company, Inc. and the Occupational Safety and Health Administration in which Orange agreed to pay a fine of $149,850 to settle alleged violations at its Orange, Texas shipyard. This amount was expensed in the three month period ended June 30, 2001. Gross profit improved due to a reduction in estimated medical insurance costs based on actual experience during the recently completed policy year. Vessel construction gross profit increased $593,000 or 48.8% to $1.8 million for the three months ended June 30, 2001 as compared to vessel construction gross profit of $1.2 million for the three months ended June 30, 2000. Repair and conversion gross profit increased $53,000 or 5.0% to $1.1 million for the three months ended June 30, 2001 as compared to repair and conversion gross profit of $1.1 million for the three months ended June 30, 2000. The increase in vessel construction gross profit was primarily due to the increase in vessel production hours due to greater demand for vessel construction jobs. The increase in repair and conversion gross profit was primarily due to the result of more favorable pricing for jobs completed or in progress during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

   Repair and conversion gross profit margins were 30.2% for the three months ended June 30, 2001, compared to gross profit margins of 30.5% for the three months ended June 30, 2000. Vessel construction gross profit margins decreased to 21.4% for the three months ended June 30, 2001, compared to gross profit margins of 23.7% for the three months ended June 30, 2000 primarily due to the nature of some jobs in 2001 being more material intensive and some jobs in 2001 having lower profit margins due to greater job cost.

   Selling, general and administrative expenses decreased $21,000, or 1.7%, to $1.2 million (9.7% of revenue) for the three months ended June 30, 2001, as compared to $1.2 million (14.0% of revenue) for the three months ended June 30, 2000. This decrease was primarily due to a decrease in promotional and medical insurance cost.

   Income before income taxes increased $704,000 to $1.7 million for the three months ended June 30, 2001 as compared to income before income taxes of $1.0 million for the three months ended June 30, 2000, primarily due to the factors listed above.

   The Company had net income of $976,000 for the three months ended June 30, 2001 as compared to net income of $576,000 for the three months ended June 30, 2000. Interest expense decreased $70,000 to $66,000 for the three months ended June 30, 2001 as compared to interest expense of $136,000 for the three months ended June 30, 2000 due to lower interest rates and a reduced average outstanding loan balance.

   The Company had income tax expense of $755,000 (43.6% effective tax rate) for the three months ended June 30, 2001, compared to income taxes of $451,000 (43.9% effective tax rate) for the three months ended June 30, 2000. The Company's effective tax rate is higher than its statutory tax rate because its cost in excess of net assets acquired is not amortized for tax purposes.

 Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000.

   During the six months ended June 30, 2001, the Company generated revenue of $24.1 million, an increase of approximately $5.6 million, or 30.1%, compared to $18.5 million generated for the six months ended June 30, 2000. The increase was due to a $4.3 million (35.7%) increase in vessel construction revenue to $16.4 million for the six months ended June 30, 2001, compared to $12.1 million for the six months ended June 30, 2000 and an increase of $1.3 million (19.7%) in repair and conversion revenue to $7.7 million for the six months ended June 30, 2001 compared to $6.4 million for the six months ended June 30, 2000. The increase in vessel construction revenue was attributable to the increase in vessel construction production hours which increased by 32.7% during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 and to the nature of the jobs during the six months ended June 30, 2001 which required more material and equipment as compared to jobs during the six months ended June 30, 2000. The increase in repair and conversion revenue during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was primarily attributable to (1) two conversion jobs in progress during the six months ended June 30, 2001, which required more material and equipment as compared to projects completed or in progress during the six months ended June 30, 2000 and
(2) increased demand for repair and conversions due to increased offshore oil and gas activity. Repair and conversion hours were substantially the same during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

   Gross profit increased $890,000, or 18.5% to $5.7 million (23.7% of revenue) for the six months ended June 30, 2001 as compared to gross profit of $4.8 million (26.0% of revenue) for the six months ended June 30, 2000. Effecting gross profit for the six months ended June 30, 2001 was an agreement between Conrad subsidiary Orange Shipbuilding Company, Inc. and the Occupational Safety and Health Administration in which Orange agreed to pay a fine of $149,850 to settle alleged violations at its Orange, Texas shipyard. This amount was expensed in the three month period ended June 30, 2001. Gross profit also improved due to a reduction in estimated medical insurance costs based on actual experience during the recently completed policy year. Vessel construction gross profit increased $467,000 or 15.3% to $3.5 million for the six months ended June 30, 2001 as compared to vessel construction gross profit of $3.0 million for the six months ended June 30, 2000. Repair and conversion gross profit increased $423,000 or 24.0% to $2.2 million for the six months ended June 30, 2001 as compared to repair and conversion gross profit of $1.8 million for the six months ended June 30, 2000. The increase in vessel construction gross profit was primarily due to the increase in vessel production hours due to greater demand for vessel construction jobs. The increase in repair and conversion gross profit was primarily due to more profitable jobs completed or in progress during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

   Repair and conversion gross profit margins increased to 28.5% for the six months ended June 30, 2001, compared to gross profit margins of 27.5% for the six months ended June 30, 2000. Vessel construction gross profit margins decreased to 21.4% for the six months ended June 30, 2001, compared to gross profit margins of 25.2% for the six months ended June 30, 2000 primarily due to some jobs in 2001 being more material intensive and some jobs in 2001 having lower profit margins due to greater job cost.

   Selling, general and administrative expenses increased $5,000, or 0.2%, to $2.4 million (9.8% of revenue) for the six months ended June 30, 2001, as compared to $2.3 million (12.7% of revenue) for the six months ended June 30, 2000.

   Income before income taxes increased $982,000 to $3.3 million for the six months ended June 30, 2001 as compared to income before income taxes of $2.4 million for the six months ended June 30, 2000, primarily due to the factors listed above.

   The Company had net income of $1.9 million for the six months ended June 30, 2001 as compared to net income of $1.4 million for the six months ended June 30, 2000. Interest expense decreased $201,000 to $83,000 for six months ended June 30, 2001 as compared to interest expense of $284,000 for the six months ended June 30, 2000 due to capitalization of interest related to the construction of the drydock, a reduction of average debt and lower interest rates.

   The Company had income tax expense of $1.4 million (42.4% effective tax rate) for the six months ended June 30, 2001, compared to income taxes of $1.0 million (42.6% effective tax rate) for the six months ended June 30, 2000. The Company's effective tax rate is higher than its statutory tax rate because its cost in excess of net assets acquired is not amortized for tax purposes.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash used by operations was $518,000 for the six months ended June 30, 2001 due to decreases in billings related to costs and estimated earnings on uncompleted contracts and increases in accounts receivable and other assets offset by an increase in accounts payable and accrued expenses. The Company's working capital position was $3.6 million at June 30, 2001 compared to $4.1 million at December 31, 2000. The decrease in the working capital position was primarily due to $1.9 million in capital expenditures for plant and equipment. The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. In June, the Company borrowed $1.5 million on its revolving credit facility, primarily to fund capital expenditures.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $1.9 million for the six months ended June 30, 2001 was for improvements to facilities and equipment of which approximately $1.1 million was for the completion of the construction of a new dry-dock, $700,000 was for improvements to its other facilities and equipment and $123,000 was for improvements to the 52 acres in Amelia.

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

   Net cash provided by financing activities was $246,000 for the six months ended June 30, 2001 which included borrowings under the credit facility of $1.5 million and debt repayment of $1.3 million. The Company did not repurchase any of its stock during the six months ended June 30, 2001.


   On October 23, 2000 the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The Company is currently developing the property as a shipyard and anticipates beginning repair and conversion activities during the latter part of 2001. The Company anticipates that the first phase of development will cost approximately $4 million and will include clearing land, dredging slip, bulkheading and partial construction of an infrastructure to support repair and conversion activities. During the six months ended June 30, 2001 the Company expended $123,000 for improvements to the property. The Company plans to fund the remaining $3.9 million relating to this project in fiscal year 2001 by a combination of internally generated cash and borrowings.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until August 31, 2001, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At June 30, 2001, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of April 2004 and is payable in seventeen monthly principal payments of $209,000 plus interest. At June 30, 2001, the Term Loan balance outstanding was $3.6 million. At the current amortization schedule, the Term Loan will be paid in full by the end of fiscal year 2002.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on October 30, 2001. The Company pays a fee of 0.25% per annum on the unused portion of the facility. As of June 30, 2001, $1.5 million was outstanding on the Revolving Credit Facility. The Company has extended its Revolving Credit Facility from June 30, 2001 until October 30, 2001 and is in discussions about extending its Credit Facility on longer-term basis. Management believes that this facility or a similar source of borrowing will be available on reasonable terms.

   The Company's backlog of $10.9 million at June 30, 2001 was attributable to 10 projects, of which $2.0 million was attributable to three government projects. The Company has signed four contracts totaling $8.0 million since June 30, 2001, which has increased backlog. The Company is currently in discussion and negotiations with various customers for vessel construction projects. These projects include a potential purchase by the U. S. Army of three additional ST Tugs, which have already been authorized and appropriated by Congress for approximately $7.5 million. The Company is optimistic that some of these projects will be added to backlog soon.

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

   On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded its voting process on SFAS No. 141 "Business Combinations," and this statement was issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the Company's consolidated financial position or results or operations.

   On June 29, 2001, FASB concluded its voting process of SFAS No. 142, "Goodwill and Other Intangible Assets", and this statement was issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2001. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $3.6 million of the Company's long-term debt with an interest rate of 5.76% at June 30, 2001 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $36,000 per year if the Company were to maintain the same debt level and structure.

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

Item 4. Submission of Matters to a vote of Security Holders

   The Company's 2001 annual meeting of stockholders was held on May 24, 2001. All director nominees were elected. The voting tabulation was as follows: J. Parker Conrad: 6,476,470 votes for, 526,307 votes withheld; John P. Conrad,
Jr.: 6,476,470 votes for, 526,307 votes withheld; Richard E. Roberson, Jr.:
6,476,470 votes for, 526,307 votes withheld. The proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001 was approved. The voting tabulation was as follows: 6,750,624 votes for, 249,452 votes against and 2,701 abstentions.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

  3.1 -- Amended and Restated Certificate of Incorporation (filed as Exhibit
         3.1 to the Company's Annual Report on Form 10-K for year ended
         December 31, 1998 and incorporated by reference herein).
  3.2 -- Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's
         Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  4.1 -- Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's
         Registration Statement on Form 8-A and incorporated by reference herein).
  4.2 -- Registration Rights Agreement by and among Conrad Industries, Inc., J.
         Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John P.
         Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan Conrad
         Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The
         James P. Conrad Trust, William H. Hidalgo, and Cecil A. Hernandez
         (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  4.3 -- Registration Rights Agreement between Conrad Industries, Inc. and
         Morgan Keegan & Company, Inc (filed as Exhibit 4.3 to the Company's
         Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.1 -- Allonge to Note by Conrad Shipyard, L.L.C. and Whitney National Bank,
         Dated July 30, 2001, in the Original Principal Amount of
         $10,000,000.00.

    (b) Reports on Form 8-K

   The Company has not filed any Current Reports on Form 8-K during the quarter which this report is filed.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001

                                          CONRAD INDUSTRIES, INC.

                                          By:/s/ Cecil A. Hernandez
                                              ---------------------------------
                                              Cecil A. Hernandez
                                              Senior Vice President and
                                              Chief Financial Officer