Form 10-Q
period 2001-09-30
CONRAD INDUSTRIES INC
filed 2001-11-14
CIK 1059167

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

                    For the period ended September 30, 2001

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

   As of November 12, 2001, 7,233,454 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                           Page
                                                                           ----
 Part I. Financial Information
    Item 1. Financial Statements (Unaudited)
            Consolidated Balance Sheets September 30, 2001 and December
             31, 2000...................................................     3
            Consolidated Statements of Operations Three and Nine Months
             Ended September 30, 2001 and 2000..........................     4
            Consolidated Statements of Cash Flows Nine Months Ended
             September 30, 2001 and 2000................................     5
            Notes to the Consolidated Financial Statements..............     6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    11
    Item 3. Quantitative and Qualitative Disclosures about Market Risk..    18
 Part II. Other Information..............................................
    Item 1. Legal Proceedings...........................................    18
    Item 6. Exhibits and Reports on Form 8-K............................    19
 Signature...............................................................   20

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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                     September 30, December 31,
                                                         2001          2000
                                                     ------------- ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................    $ 1,054      $ 3,513
  Accounts receivable, net..........................      6,965        1,622
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................      3,316        4,663
  Inventories.......................................        205          240
  Other current assets..............................      1,905        1,801
                                                        -------      -------
    Total current assets............................     13,445       11,839
PROPERTY, PLANT AND EQUIPMENT, net..................     24,477       22,675
COST IN EXCESS OF NET ASSETS ACQUIRED...............     12,798       13,388
OTHER ASSETS........................................        393           62
                                                        -------      -------
TOTAL ASSETS........................................    $51,113      $47,964
                                                        =======      =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................    $ 2,091      $ 1,390
  Accrued employee costs............................      2,329          504
  Accrued expenses..................................        557        1,441
  Line of credit....................................      1,500           --
  Current maturities of long-term debt..............      2,508        2,508
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................      1,479        1,889
                                                        -------      -------
    Total current liabilities.......................     10,464        7,732
LONG-TERM DEBT, less current maturities.............        417        2,298
DEFERRED INCOME TAXES...............................      3,396        3,249
                                                        -------      -------
    Total liabilities...............................     14,277       13,279
                                                        -------      -------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,273,937 and 7,091,856 shares issued
   in 2001 and 2000, respectively...................         73           71
  Additional paid-in capital........................     28,992       27,868
  Unearned stock compensation.......................        (32)          --
  Treasury stock at cost, 40,483 and 20,800 shares
   in 2001 and 2000, respectively...................       (211)         (84)
  Retained earnings.................................      8,014        6,830
                                                        -------      -------
    Total shareholders' equity......................     36,836       34,685
                                                        -------      -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......    $51,113      $47,964
                                                        =======      =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Three Months      Nine Months
                                                 Ended             Ended
                                             September 30,     September 30,
                                             ---------------  ----------------
                                              2001     2000    2001     2000
                                             -------  ------  -------  -------
REVENUE....................................  $12,941  $8,902  $36,999  $27,388
COST OF REVENUE............................   10,122   6,794   28,483   20,473
                                             -------  ------  -------  -------
GROSS PROFIT...............................    2,819   2,108    8,516    6,915
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES..................................    1,247   1,053    3,597    3,398
EXECUTIVE COMPENSATION EXPENSE.............    2,613      --    2,613       --
                                             -------  ------  -------  -------
(LOSS) INCOME FROM OPERATIONS..............   (1,041)  1,055    2,306    3,517
INTEREST EXPENSE...........................      (61)    (72)    (144)    (356)
OTHER INCOME, NET..........................       24     128      107      315
                                             -------  ------  -------  -------
(LOSS) INCOME BEFORE INCOME TAXES..........   (1,078)  1,111    2,269    3,476
(BENEFIT) PROVISION FOR INCOME TAXES.......     (335)    485    1,085    1,492
                                             -------  ------  -------  -------
NET (LOSS) INCOME..........................  $  (743) $  626  $ 1,184  $ 1,984
                                             =======  ======  =======  =======
Net (loss) income per common share:
  Basic....................................  $ (0.10) $ 0.09  $  0.17  $  0.28
                                             =======  ======  =======  =======
  Diluted..................................  $ (0.10) $ 0.09  $  0.17  $  0.28
                                             =======  ======  =======  =======
Weighted average common shares outstanding:
  Basic....................................    7,143   7,061    7,095    7,066
                                             =======  ======  =======  =======
  Diluted..................................    7,143   7,130    7,119    7,075
                                             =======  ======  =======  =======


           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                 Nine Months
                                                                    Ended
                                                                September 30,
                                                                --------------
                                                                 2001    2000
                                                                ------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................... $1,184  $1,984
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization................................  1,733   1,652
  Deferred income tax expense..................................    148      37
  Executive compensation expense...............................  1,547      --
  Changes in assets and liabilities:
   Accounts receivable......................................... (5,343) (1,870)
   Net change in billings related to cost and estimated
    earnings on uncompleted contracts..........................    937   7,126
   Inventory and other assets..................................   (420)   (131)
   Accounts payable and accrued expenses.......................  1,642   2,884
                                                                ------  ------
    Net cash provided by operating activities..................  1,428  11,682
                                                                ------  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment.................. (2,923) (4,246)
 Issuance of executive notes receivable........................   (456)     --
                                                                ------  ------
    Net cash used in investing activities...................... (3,379) (4,246)
                                                                ------  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments of debt.................................. (1,881) (1,881)
 Net borrowings from line-of-credit............................  1,500      --
 Purchase of treasury stock....................................   (127)    (84)
 Proceeds from exercised stock options.........................     --      81
                                                                ------  ------
    Net cash used in financing activities......................   (508) (1,884)
                                                                ------  ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........... (2,459)  5,552
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................  3,513   4,252
                                                                ------  ------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................... $1,054  $9,804
                                                                ======  ======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid, net of capitalized interest.................... $  144  $  413
                                                                ======  ======
 Taxes paid.................................................... $1,907  $1,210
                                                                ======  ======
NONCASH ACTIVITIES:
 Issuance of stock to executives............................... $1,093  $   --
                                                                ======  ======
 Issuance of restricted stock to executive..................... $   32  $   --
                                                                ======  ======
 Forgiveness of executive notes receivable and related
  interest..................................................... $  454  $   --
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

   The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. RECEIVABLES

   Receivables consisted of the following at September 30, 2001 and December 31, 2000 (in thousands):

                                                                 2001    2000
                                                                ------- ------
   U.S. Government:
     Amounts billed............................................ $   408 $   --
     Unbilled costs and estimated earnings on uncompleted
      contracts................................................     661  1,921
                                                                ------- ------
                                                                  1,069  1,921
   Commercial:
     Amounts billed............................................   6,557  1,622
     Unbilled costs and estimated earnings on uncompleted
      contracts................................................   2,655  2,742
                                                                ------- ------
       Total................................................... $10,281 $6,285
                                                                ======= ======

   Included above in amounts billed is an allowance for doubtful accounts of $20,000 at September 30, 2001 and December 31, 2000. During 2001 and 2000 there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at September 30, 2001, substantially all is expected to be collected within the next twelve months.

   Information with respect to uncompleted contracts as of September 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                                2001     2000
                                                               -------  -------
   Costs incurred on uncompleted contracts.................... $26,186  $18,577
   Estimated earnings.........................................   7,207    5,235
                                                               -------  -------
                                                                33,393   23,812
   Less billings to date...................................... (31,556) (21,038)
                                                               -------  -------
                                                               $ 1,837  $ 2,774
                                                               =======  =======

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                               2001    2000
                                                              ------  ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................... $3,316  $4,663
   Billings in excess of cost and estimated earnings on
    uncompleted contracts.................................... (1,479) (1,889)
                                                              ------  ------
       Total................................................. $1,837  $2,774
                                                              ======  ======

3.LONG-TERM DEBT

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until November 30, 2001, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At September 30, 2001, the Company was in compliance with these covenants or had received the appropriate waiver.

   The Term Loan has a maturity date of April 2004 and is payable in fourteen monthly principal payments of $209,000 plus interest.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on January 28, 2002. The Company pays a fee of 0.25% per annum on the unused portion of the facility. As of September 30, 2001, $1.5 million was outstanding on the Revolving Credit Facility.

4. INCOME PER SHARE

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,142,912 and 7,060,836 for the three months ended September 30, 2001 and 2000, respectively, and 7,095,271 and 7,066,464 for the nine months ended September 30, 2001 and 2000, respectively. The number of weighted average shares outstanding for "diluted" income per share was 7,142,912 and 7,130,419 for the three months ended September 30, 2001 and 2000, respectively, and 7,119,364 and 7,074,713 for the nine months ended September 30, 2001 and 2000, respectively.

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

     Selected information as to the operations of the Company by segment is as follows (in thousands):

                                             Three Months      Nine Months
                                                 Ended            Ended
                                             September 30,    September 30,
                                             --------------  ----------------
                                              2001    2000    2001     2000
                                             ------  ------  -------  -------
Revenue:
  Vessel construction....................... $9,352  $4,408  $25,757  $16,499
  Repair and conversions....................  3,589   4,494   11,242   10,889
                                             ------  ------  -------  -------
    Total revenue........................... 12,941   8,902   36,999   27,388
                                             ------  ------  -------  -------
Cost of revenue:
  Vessel construction.......................  7,241   3,368   20,133   12,413
  Repair and conversions....................  2,881   3,426    8,350    8,060
                                             ------  ------  -------  -------
    Total cost of revenue................... 10,122   6,794   28,483   20,473
                                             ------  ------  -------  -------
Gross profit:
  Vessel construction.......................  2,111   1,040    5,624    4,086
  Repair and conversions....................    708   1,068    2,892    2,829
                                             ------  ------  -------  -------
    Total gross profit......................  2,819   2,108    8,516    6,915
Selling, general and administrative
 expenses...................................  1,247   1,053    3,597    3,398
Executive compensation expense..............  2,613      --    2,613       --
                                             ------  ------  -------  -------
(Loss) income from operations............... (1,041)  1,055    2,306    3,517
Interest expense............................    (61)    (72)    (144)    (356)
Other income, net...........................     24     128      107      315
                                             ------  ------  -------  -------
(Loss) income before income taxes........... (1,078)  1,111    2,269    3,476
(Benefit) provision for income taxes........   (335)    485    1,085    1,492
                                             ------  ------  -------  -------
Net (loss) income........................... $ (743) $  626  $ 1,184  $ 1,984
                                             ======  ======  =======  =======

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                    Three Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                    ------------- -------------
                                                     2001   2000   2001   2000
                                                    ------ ------ ------ ------
Depreciation and amortization expense:
  Vessel construction.............................. $  206 $  194 $  612 $  582
  Repair and conversions...........................    151    118    410    360
  Included in selling, general and administrative
   expenses........................................    238    237    711    710
                                                    ------ ------ ------ ------
    Total depreciation and amortization expense.... $  595 $  549 $1,733 $1,652
                                                    ====== ====== ====== ======

                                                    Three Months   Nine Months
                                                        Ended         Ended
                                                    September 30, September 30,
                                                    ------------- -------------
                                                    2001   2000    2001   2000
                                                    ------------- ------ ------
Capital expenditures:
  Vessel construction..............................  $ 39  $  113 $  464 $  413
  Repair and conversions...........................   954   2,025  2,263  3,603
  Other............................................    --     130    196    230
                                                    ----- ------- ------ ------
    Total capital expenditures..................... $ 993 $ 2,268 $2,923 $4,246
                                                    ===== ======= ====== ======

   Total assets of the Company by segment is as follows as of September 30, 2001 and December 31, 2000 (in thousands):

                                                                  2001    2000
                                                                 ------- -------
Total assets:
  Vessel construction........................................... $31,186 $29,565
  Repair and conversions........................................  13,950  11,759
  Other.........................................................   5,977   6,640
                                                                 ------- -------
    Total assets................................................ $51,113 $47,964
                                                                 ======= =======

   Certain assets and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

   Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

6.COMMITMENTS AND CONTINGENCIES

   Legal Matters - The Company is a party to various legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's consolidated financial statements.

   Employment Agreements--The Company has employment agreements with certain of its executive officers which originally provided for employment of the officers through March 31, 2001, and provides for annual extensions at the end of its term, subject to the parties' mutual agreement. These agreements have been extended for a one-year term through March 31, 2002. The minimum annual total compensation of these agreements is $570,000.

   In August 2001, the Company entered into an employment agreement with Kenneth G. Myers, Jr. providing for employment as the Company's President and Chief Executive Officer through December 31, 2004 and annual extensions thereafter, subject to the parties' mutual agreement. The minimum annual total compensation under the agreement is $230,000. Pursuant to the agreement, on the executive's start date of August 27, 2001, he was granted 5,000 restricted shares of common stock, vesting on the anniversary of the start date, and options to purchase 50,000 shares of common stock at the market price on the start date, vesting over a three-year period.

   In August 2001, the Company and William H. Hidalgo entered into a transition agreement and terminated his employment agreement. The agreement provided that he would remain employed by the Company as President and Chief Executive Officer through August 26, 2001 and as Special Advisor to the new Chief Executive Officer through October 31, 2001. In consideration of past services, assistance with an orderly transition, surrender of his stock options, execution of the agreement (including a one-year non-competition covenant) and severance, Mr. Hidalgo received approximately 132,820 shares of common stock and, on February 28, 2002, a severance payment of $195,290 and bonus of $622,500. Options to purchase 285,957 shares of common stock previously granted to Mr. Hidalgo have been cancelled. His $233,327 promissory note payable and related accrued interest payable to the Company has also been cancelled.

   The Company also granted Cecil A. Hernandez, the Company's Chief Financial Officer, in consideration of past services and surrender of his stock options, approximately 44,261 shares of common stock and a cash bonus payable on February 28, 2002, of $248,000. Options to purchase 114,043 shares of common stock previously granted to Mr. Hernandez have been cancelled. His $139,277 promissory note payable and related accrued interest payable to the Company has also been cancelled. Mr. Hernandez will remain as the Company's Chief Financial Officer and a director.

   Messrs, Hidalgo and Hernandez executed notes payable to the Company in the amount of their related withholding tax obligations, which will be repaid on February 28, 2002 by an offset against the bonuses due on that date. In addition, the Company purchased 19,683 shares of common stock from the executives to assist them in meeting their income tax obligations relating to these transactions.

   As a result of these transactions, the Company incurred a one-time earnings charge of approximately $2.6 million or $0.37 per diluted share ($1.6 million, net of tax or $0.23 per diluted share), in the quarter ended September 30, 2001.

   Letters of Credit and Bonds - In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $0.2 million and $1.6 million at September 30, 2001 and December 31, 2000.

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

   On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded its voting process on SFAS No. 141, "Business Combinations", and this statement was issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001, as required.

   On June 29, 2001, FASB concluded its voting process of SFAS No. 142, "Goodwill and Other Intangible Assets", and this statement was issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2001. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

   SFAS No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

   SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002, and it does not expect the implementation of this standard to have a material effect on the Company's financial position or results of operations.

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

   The demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. Demand for the Company's products and services were adversely impacted beginning in the latter part of 1998 by decreased activity in the offshore oil and gas industry. During 2000, the Company began to experience a modest increase in demand for products and services due to the upturn in activity in the offshore oil and gas industry. Activity by other commercial and government customers to construct new vessels to replace older vessels and upgrade the capacity or functionality of existing vessels has remained steady. The September 11, 2001 terrorist attacks at the World Trade Center and the Pentagon, and the related weakness in the economy in general and the offshore oil and gas industry in particular, have resulted in decreased demand for the Company's products and services. These events have adversely affected the Company's repair segment. In addition, bid activity for new vessel construction has slowed. If these trends continue, the Company expects that its financial performance for the fourth quarter of 2001 will be adversely affected.

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

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico. Work is currently in progress to develop the property as a repair and conversion facility. The Company anticipates that the first phase of development will cost approximately $6 million and will include clearing land, dredging slip, bulkheading and partial construction of an infrastructure to support repair and conversion activities. The property is within one mile of the other existing Amelia facility. Due to the weakness in the economy in general and the offshore oil and gas industry in particular, the Company has strategically slowed down this development.

   The Company has appointed Kenneth G. "Jerry" Myers, Jr. as President and Chief Executive Officer, effective August 27, 2001, pursuant to the terms of an employment agreement described in Note 6 to the Company's consolidated financial statements included herein. Myers has spent the past 21 years with Avondale Industries serving in various senior management positions. Most recently, he served as Vice President in charge of managing Avondale's largest shipbuilding program. While at Avondale, Myers has also held positions including Chief Information Officer, Vice President-Business Review, in charge of government program accounting, where he managed over $10 billion in government contracts, Assistant Vice President responsible for mergers and acquisitions and Assistant Controller.

   In August 2001, the Company and William H. Hidalgo entered into a transition agreement and terminated his employment agreement. The agreement provided that he would remain employed by the Company as President and Chief Executive Officer through August 26, 2001 and as Special Advisor to the new Chief Executive Officer through October 31, 2001. In consideration of past services, assistance with an orderly transition, surrender of his stock options, execution of the agreement (including a one-year non-competition covenant) and severance, Mr. Hidalgo received approximately 132,820 shares of common stock and, on February 28, 2002, will receive a severance payment of $195,290 and bonus of $622,500. Options to purchase 285,957 shares of common stock previously granted to Mr. Hidalgo have been cancelled. His $233,327 promissory note and related accrued interest payable to the Company have also been cancelled.

   The Company also granted Cecil A. Hernandez, the Company's Chief Financial Officer, in consideration for past services and surrender of his stock options, approximately 44,261 shares of common stock and a cash bonus payable on February 28, 2002, of $248,000. Options to purchase 114,043 shares of common stock previously granted to Mr. Hernandez have been cancelled. His $139,277 promissory note and related accrued interest payable to the Company have also been cancelled. Mr. Hernandez will remain as the Company's Chief Financial Officer and a director.

   Messers. Hidalgo and Hernandez executed notes payable to the Company in the amount of their related withholding tax obligations, which will be repaid on February 28, 2002 by an offset against the bonuses due on that date. In addition, the Company purchased 19,683 shares of common stock from the executives to assist them in meeting their income tax obligations relating to these transactions.

   As a result of these transactions, the Company incurred a one-time, after tax earnings charge of approximately $1.6 million, or $0.23 per diluted share, in the quarter ended September 30, 2001. The transactions will have a minimal effect on the Company's cash flow due to the income tax implications of the non-cash portion of the charge related to the issuance of the common stock.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

             Conrad Industries, Inc. Summary Results of Operations
                                 (In thousands)

                             Three Months Ended         Nine Months Ended September
                                September 30,                       30,
                          ----------------------------  ------------------------------
                              2001           2000           2001            2000
                          -------------  -------------  --------------  --------------
Financial Data:
  Revenue Vessel
   construction.........  $9,352   72.3% $4,408   49.5% $25,757   69.6% $16,499   60.2%
  Repair and
   conversions..........   3,589   27.7%  4,494   50.5%  11,242   30.4%  10,889   39.8%
                          ------  -----  ------  -----  -------  -----  -------  -----
    Total revenue.......  12,941  100.0%  8,902  100.0%  36,999  100.0%  27,388  100.0%
                          ------  -----  ------  -----  -------  -----  -------  -----
Cost of revenue
  Vessel construction...   7,241   77.4%  3,368   76.4%  20,133   78.2%  12,413   75.2%
  Repair and
   conversions..........   2,881   80.3%  3,426   76.2%   8,350   74.3%   8,060   74.0%
                          ------  -----  ------  -----  -------  -----  -------  -----
    Total cost of
     revenue............  10,122   78.2%  6,794   76.3%  28,483   77.0%  20,473   74.8%
                          ------  -----  ------  -----  -------  -----  -------  -----
Gross profit
  Vessel construction...   2,111   22.6%  1,040   23.6%   5,624   21.8%   4,086   24.8%
  Repair and
   conversions..........     708   19.7%  1,068   23.8%   2,892   25.7%   2,829   26.0%
                          ------  -----  ------  -----  -------  -----  -------  -----
    Total gross profit..   2,819   21.8%  2,108   23.7%   8,516   23.0%   6,915   25.2%
S G & A expenses........   1,247    9.6%  1,053   11.8%   3,597    9.7%   3,398   12.4%
Executive compensation
 expense (1)............   2,613   20.2%     --    0.0%   2,613    7.1%      --    0.0%
                          ------  -----  ------  -----  -------  -----  -------  -----
Income (loss) from
 operations.............  (1,041)  -8.0%  1,055   11.9%   2,306    6.2%   3,517   12.8%
Interest expense........      61    0.5%     72    0.8%     144    0.4%     356    1.3%
Other expenses (income),
 net....................     (24)  -0.2%   (128)  -1.4%    (107)  -0.3%    (315)  -1.2%
                          ------  -----  ------  -----  -------  -----  -------  -----
Income (loss) before
 income taxes...........  (1,078)  -8.3%  1,111   12.5%   2,269    6.1%   3,476   12.7%
Income taxes............    (335)  -2.6%    485    5.4%   1,085    2.9%   1,492    5.4%
                          ------  -----  ------  -----  -------  -----  -------  -----
Net Income (loss).......  $ (743)  -5.7% $  626    7.0% $ 1,184    3.2% $ 1,984    7.2%
                          ======         ======         =======         =======
EBITDA (2)..............  $1,101    8.5% $1,604   18.0% $ 5,586   15.1% $ 5,169   18.9%
                          ------         ------         -------         -------
Operating Data: Labor
 hours..................     168            112             500             396

--------
(1) Represents, non-recurring executive compensation expense related to the issuance of shares of common stock, forgiveness of notes and related interest, severance payment and cash bonuses to executives by the Company as detailed in "Recent Events" and notes to the financial statements.
(2) Represents income from operations before deduction of depreciation, amortization, and non-cash compensation expense related to the issuance of common stock and forgiveness of notes and related interest to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

 Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000.

   During the three months ended September 30, 2001, the Company generated revenue of $12.9 million, an increase of approximately $4.0 million, or 45.4%, compared to $8.9 million generated for the three months ended September 30, 2000. The increase was due to a $4.9 million (112.2%) increase in vessel construction revenue to $9.4 million for the three months ended September 30, 2001, compared to $4.4 million for the three months ended September 30, 2000 and a decrease of $905,000 (20.1%) in repair and conversion revenue to $3.6 million for the three months ended September 30, 2001 compared to $4.5 million for the three months ended September 30, 2000. The increase in vessel construction revenue was attributable to the increase in vessel construction production hours which increased by 85.5% during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due to
(1) greater demand for vessel construction jobs, (2) the fact that the construction of the drydock by production personnel during the three months ended September 30, 2000 absorbed hours during that period which could otherwise have been available for billable work and (3) the nature of the jobs during the three months ended September 30, 2001 required more material and equipment as compared to jobs during the three months ended September 30, 2000. The decrease in repair and conversion revenue during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primarily attributable to two conversion jobs in progress during the three months ended September 30, 2000 which required more material and equipment as compared to projects completed or in progress during the three months ended September 30, 2001 and because of less favorable pricing for jobs completed or in progress during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 primarily because of decreased demand for repair and conversions due to decreased offshore oil and gas activity. Repair and conversion hours increased 15.8% during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 as the result of the new drydock being in service and increase activity at the Amelia Topside facility. The September 11, 2001 terrorist attacks at the World Trade Center and the Pentagon, and the related weakness in the economy in general and the offshore oil and gas industry in particular, have resulted in decreased demand for the Company's products and services. These events have adversely affected the Company's repair segment. In addition, bid activity for new vessel construction has slowed. If these trends continue, the Company expects that its financial performance for the fourth quarter of 2001 will be adversely affected.

   Gross profit increased $711,000, or 33.7% to $2.8 million (21.8% of revenue) for the three months ended September 30, 2001 as compared to gross profit of $2.1 million (23.7% of revenue) for the three months ended September 30, 2000. Vessel construction gross profit increased $1.1 million or 103.0% to $2.1 million for the three months ended September 30, 2001 as compared to vessel construction gross profit of $1.0 million for the three months ended September 30, 2000. Repair and conversion gross profit decreased $360,000 or 33.7% to $708,000 for the three months ended September 30, 2001 as compared to repair and conversion gross profit of $1.1 million for the three months ended September 30, 2000. The increase in vessel construction gross profit was primarily due to the increase in vessel production hours due to greater demand for vessel construction jobs and the fact that the construction of the drydock by production personnel during the three months ended September 30, 2000 absorbed hours during that period which could otherwise have been available for billable work. The decrease in repair and conversion gross profit was primarily due to the result of less favorable pricing for jobs completed or in progress during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 and because of the two conversion jobs discussed above.

   Vessel construction gross profit margins decreased to 22.6% for the three months ended September 30, 2001, compared to gross profit margins of 23.6% for the three months ended September 30, 2000 primarily due to the nature of some jobs in 2001 being more material intensive. Repair and conversion gross profit margins were 19.7% for the three months ended September 30, 2001, compared to gross profit margins of 23.8% for the three months ended September 30, 2000. The decrease in repair and conversion gross profit margins was primarily due to the result of less favorable pricing due to decreased offshore oil and gas activity.

   Selling, general and administrative expenses increased $194,000, or 18.4%, to $1.2 million (9.6% of revenue) for the three months ended September 30, 2001, as compared to $1.1 million (11.8% of revenue) for the three months ended September 30, 2000. This increase was primarily due to increase in salaries, legal and sales expenses.

   For the three months ended September 30, 2001 the Company incurred a loss before income taxes of $1.1 million which was a decrease of $2.2 million as compared to income before income taxes of $1.1 million for the three months ended September 30, 2000, primarily due to the non-recurring, executive compensation charge of $2.6 million (described in "Recent Events").

   The Company had a net loss of $743,000 for the three months ended September 30, 2001 as compared to net income of $626,000 for the three months ended September 30, 2000. Interest expense decreased $11,000 to $61,000 for the three months ended September 30, 2001 as compared to interest expense of $72,000 for the three months ended September 30, 2000 due to lower interest rates and a reduced average outstanding loan balance.

   The Company had an income tax benefit of $335,000 for the three months ended September 30, 2001, compared to income taxes of $485,000 for the three months ended September 30, 2000. The tax benefit was due to the loss incurred during the quarter due to the non-recurring executive compensation charge mentioned above. Normally the Company's effective tax rate is higher than its statutory tax rate because its cost in excess of net assets acquired is not amortized for tax purposes.

 Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000.

   During the nine months ended September 30, 2001, the Company generated revenue of $37.0 million, an increase of approximately $9.6 million, or 35.1%, compared to $27.4 million generated for the nine months ended September 30, 2000. The increase was due to a $9.3 million (56.1%) increase in vessel construction revenue to $25.8 million for the nine months ended September 30, 2001, compared to $16.5 million for the nine months ended September 30, 2000 and an increase of $353,000 (3.2%) in repair and conversion revenue to $11.2 million for the nine months ended September 30, 2001 compared to $10.9 million for the nine months ended September 30, 2000. The increase in vessel construction revenue was attributable to the increase in vessel construction production hours which increased by 47.8% during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 due to
(1) greater demand for vessel construction jobs, (2) the fact that the construction of the drydock by production personnel during the nine months ended September 30, 2000 absorbed hours during that period which could otherwise have been available for billable work and (3) the nature of the jobs during the nine months ended September 30, 2001 required more material and equipment as compared to jobs during the nine months ended September 30, 2000. The increase in repair and conversion revenue during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was primarily due to the 4.1% increase in repair and conversion production hours as the result of the new drydock being in service and increase activity at the Amelia Topside facility. .

   Gross profit increased $1.6 million, or 23.2% to $8.5 million (23.0% of revenue) for the nine months ended September 30, 2001 as compared to gross profit of $6.9 million (25.2% of revenue) for the nine months ended September 30, 2000. Effecting gross profit for the nine months ended September 30, 2001 was an agreement between Conrad subsidiary Orange Shipbuilding Company, Inc. and the Occupational Safety and Health Administration in which Orange agreed to pay a fine of $149,850 to settle alleged violations at its Orange, Texas shipyard. This amount was expensed in the three month period ended June 30, 2001. Gross profit also improved due to a reduction in estimated medical insurance costs based on actual experience during the policy year ended May 31, 2001. Vessel construction gross profit increased $1.5 million or 37.6% to $5.6 million for the nine months ended September 30, 2001 as compared to vessel construction gross profit of $4.1 million for the nine months ended September 30, 2000. Repair and conversion gross profit increased $63,000 or 2.2% to $2.9 million for the nine months ended September 30, 2001 as compared to repair and conversion gross profit of $2.8 million for the nine months ended September 30, 2000. The increase in vessel construction gross profit was primarily due to the increase in vessel production hours and the factors discussed above. The increase in repair and conversion gross profit was primarily due to the increase in repair production hours.

   Repair and conversion gross profit margins decreased to 25.7% for the nine months ended September 30, 2001, compared to gross profit margins of 26.0% for the nine months ended September 30, 2000. Vessel construction gross profit margins decreased to 21.8% for the nine months ended September 30, 2001, compared to gross profit margins of 24.8% for the nine months ended September 30, 2000 primarily due to some jobs in 2001 being more material intensive and some jobs in 2001 having lower profit margins due to greater job cost.

   Selling, general and administrative expenses increased $199,000, or 5.9%, to $3.6 million (9.7% of revenue) for the nine months ended September 30, 2001, as compared to $3.4 million (12.4% of revenue) for the nine months ended September 30, 2000. This increase was primarily due to increase in salaries, bonuses, legal and sales expenses.

   Income before income taxes decreased $1.2 million to $2.3 million for the nine months ended September 30, 2001 as compared to income before income taxes of $3.5 million for the nine months ended September 30, 2000, primarily due to the non-recurring executive compensation charge of $2.6 million (described in "Recent Events").

   The Company had net income of $1.2 million for the nine months ended September 30, 2001 as compared to net income of $2.0 million for the nine months ended September 30, 2000. Interest expense decreased $212,000 to $144,000 for nine months ended September 30, 2001 as compared to interest expense of $356,000 for the nine months ended September 30, 2000 due to capitalization of interest related to the construction of the drydock, a reduction of average debt and lower interest rates.

   The Company had income tax expense of $1.1 million (47.8% effective tax rate) for the nine months ended September 30, 2001, compared to income taxes of $1.5 million (42.9% effective tax rate) for the nine months ended September 30, 2000. The Company's effective tax rate is higher than its statutory tax rate because its cost in excess of net assets acquired is not amortized for tax purposes. The Company had a tax benefit during the three months ended September 30, 2001 due to the non-recurring executive compensation charge mentioned above.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $1.4 million for the nine months ended September 30, 2001 due to increases in billings related to costs and estimated earnings on uncompleted contracts and accounts payable and accrued expenses and offset by increases in accounts receivable and other assets. The Company's working capital was $3.0 million at September 30, 2001 compared to $4.1 million at December 31, 2000. The decrease in the working capital was primarily due to $2.9 million in capital expenditures for plant and equipment. The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. In June, the Company borrowed $1.5 million on its revolving credit facility, primarily to fund capital expenditures.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $3.4 million for the nine months ended September 30, 2001 was for improvements to facilities and equipment of which approximately $1.2 million was for the completion of the construction of a new dry-dock, $903,000 was for improvements to its other facilities and equipment, $820,000 was for improvements to the 52 acres in Amelia and $456,000 was for issuance of executive notes receivables as described in "Recent Events."

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

   Net cash used by financing activities was $508,000 for the nine months ended September 30, 2001 which included borrowings under the credit facility of $1.5 million, debt repayment of $1.9 million and $127,000 for the purchase of treasury stock from executives as described in "Recent Events."

   On October 23, 2000 the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The Company is currently developing the property as a shipyard. The Company anticipates that the first phase of development will cost approximately $6 million and will include clearing land, dredging slip, bulkheading and partial construction of an infrastructure to support repair and conversion activities. During the nine months ended September 30, 2001 the Company expended $820,000 for improvements to the property. Due to the weakness in the economy in general and the offshore oil and gas industry in particular, the Company has strategically slowed down this development. The Company plans to fund the remaining $5.2 million relating to this project in fiscal year 2002 by a combination of internally generated cash and borrowings.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 2.0% until November 30, 2001, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 2.0%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At September 30, 2001, the Company was in compliance with these covenants or has obtained the appropriate waiver.

   The Term Loan has a maturity date of April 2004 and is payable in fourteen monthly principal payments of $209,000 plus interest. At September 30, 2001, the Term Loan balance outstanding was $2.9 million. At the current amortization schedule, the Term Loan will be paid in full by the end of fiscal year 2002.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on January 30, 2002. The Company pays a fee of 0.25% per annum on the unused portion of the facility. As of September 30, 2001, $1.5 million was outstanding on the Revolving Credit Facility. The Company has extended its Revolving Credit Facility from October 30, 2001 until January 28, 2002 and is in discussions about extending its Credit Facility on a longer-term basis. Management believes that this facility or a similar source of borrowing will be available on reasonable terms.

   The Company's backlog of $10.0 million at September 30, 2001 was attributable to 9 projects, of which $1.0 million was attributable to three government projects. The Company has signed contracts for 3 projects totaling $1.5 million since September 30, 2001, which has increased backlog. Additionally, the Company is finalizing a contract for the purchase by the U.
S. Army of two additional ST Tugs totaling $5.3 million. The Company is currently in discussion and negotiations with various customers for vessel construction projects. The Company is cautiously optimistic that some of these projects will be added to our backlog soon.

   For the remainder of 2001, the Company anticipates approximately $1.8 million in capital expenditures for the maintenance, repair and upgrade of existing facilities. In addition, the Board of Directors approved a $798,000 expansion of the Morgan City facility which will increase capabilities for pre-fabricated components and modular constructions techniques. Due to the weakness in the economy in general and the offshore oil and gas industry in particular, the Company has strategically slowed down the Amelia property development and does not anticipate expending the remaining $5.2 million estimated to be needed to complete the first phase of development until 2002.

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

   On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded its voting process on SFAS No. 141, "Business Combinations," and this statement was issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001, as required.

   On June 29, 2001, FASB concluded its voting process of SFAS No. 142, "Goodwill and Other Intangible Assets", and this statement was issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2001. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

   SFAS No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

   SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002, and it does not expect the implementation of this standard to have a material effect on the Company's financial position or results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $2.9 million of the Company's long-term debt with an interest rate of 4.64% at September 30, 2001 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $29,000 per year if the Company were to maintain the same debt level and structure.

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

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

  3.1 --Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for year ended December 31,
       1998 and incorporated by reference herein).
  3.2 --Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's
       Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  4.1 --Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's
       Registration Statement on Form 8-A and incorporated by reference herein).
  4.2 --Registration Rights Agreement by and among Conrad Industries, Inc., J.
       Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John P.
       Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan Conrad
       Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The
       James P. Conrad Trust, William H. Hidalgo, and Cecil A. Hernandez (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  4.3 --Registration Rights Agreement between Conrad Industries, Inc. and
       Morgan Keegan & Company, Inc (filed as Exhibit 4.3 to the Company's
       Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.1 --Allonge to Note by Conrad Shipyard, L.L.C. and Whitney National Bank,
       Dated October 30, 2001, in the Original Principal Amount of
       $10,000,000.00.
 10.2 --Employment Agreement effective August 13, 2001, between Conrad
       Industries, Inc.. and Kenneth G. Myers, Jr..
 10.3 --Transition Agreement dated August 20, 2001, between Conrad Shipyard,
       L.L.C. and William H. Hidalgo, Sr.
 10.4 --Agreement dated August 20, 2001, between Conrad Industries, Inc. and
       Cecil A. Hernandez.

   (b) Reports on Form 8-K

   On August 21, 2001 the Company filed a Current Report on Form 8-K reporting under Item 5 a press release dated August 20, 2001 disclosing the Company's management transition plans.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001

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