Form 10-K405
period 2001-12-31
CONRAD INDUSTRIES INC
filed 2002-03-29
CIK 1059167

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the fiscal year ended December 31, 2001

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

                                (985) 384-3060
             (Registrant's telephone number, including area code)

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.7 million as of March 27, 2002, based on the closing sales price of the registrant's common stock on the Nasdaq National Market on such date of $4.34 per share. For purposes of the preceding sentence only, all directors, executive officers and Katherine Conrad Court are assumed to be affiliates. As of March 27, 2002, 7,233,454 shares of common stock of Conrad Industries, Inc. were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Conrad Industries, Inc.'s definitive proxy statement relating to the registrant's 2002 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2001, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1: Business

                                   BUSINESS

General

   Conrad Industries, Inc. (the "Company") specializes in the construction, conversion and repair of a wide variety of marine vessels for commercial and governmental customers and the fabrication of modular components of offshore drilling rigs and floating, production, storage and offloading vessels ("FPSOs"). The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels. The Company completed its initial public offering of common stock (the "Offering") on June 15, 1998. In 2000, Conrad Shipyard, Inc. was converted into a Louisiana limited liability company named Conrad Shipyard, L.L.C. In March 2001, Conrad put in service, at the Company's Morgan City shipyard, an internally constructed drydock which is 280' long and 160' wide with a lifting capacity of 10,000 tons. This dock will allow the Company to increase repair and conversion capacity. In October 2000, the Company purchased 52 acres of land in Amelia, Louisiana and work is currently underway to develop a portion of the land as a repair and conversion facility, which the Company anticipates putting in service during the fourth quarter of 2002.

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

   The Company serves a variety of customers and markets, including the offshore oil and gas industry, other commercial markets and the U.S. government. The Company believes that its ability to construct a variety of vessels on a cost-effective basis allows it to selectively pursue vessel construction opportunities that arise out of the changing demands of the industries served by the Company.

   The Company currently owns and operates three shipyards located along the Gulf Coast in Morgan City, Louisiana, Orange, Texas and Amelia, Louisiana. The Company's shipyard in Morgan City is located on approximately 11 acres on the Atchafalaya River, approximately 30 miles from the Gulf of Mexico, and its Orange shipyard is located on approximately 12 acres on the Sabine River, 37 miles from the Gulf of Mexico. In February 1998, the Company commenced operations at a conversion and repair facility in Amelia, Louisiana located on approximately 16 acres on Bayou Boeuf, approximately five miles from Morgan City. The Company conducts its marine vessel construction activities indoors at its Morgan City and Orange shipyards in approximately 220,000 square feet of enclosed building space designed specifically for the construction of marine vessels up to 400 feet in length. In addition, the Company is currently constructing another fabrication building at the Morgan City yard at a cost of approximately $800,000, which will increase the Company's enclosed building space by approximately 15,000 square feet and will increase capabilities for pre-fabricated components and modular construction techniques.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other existing Amelia facility. Work is currently in progress to develop approximately 16 acres of the property as a repair and conversion facility. The initial development included clearing land, grubbing and dredging at a total cost of $0.9 million. The next phase of development will include additional site preparation, installation of a steel sheet-pile bulkhead system, dry excavation and dredging, other infrastructure improvements and outfitting with tools and equipment at an anticipated cost of approximately $6.7 million. Current plans are to move the Company's two largest drydocks to the facility which is estimated to be in service during the fourth quarter of 2002.

   The Company began construction in May 2000 of a new ABS classed and certified state-of-the-art drydock with a lifting capacity of 10,000 tons, which is 7,000 tons greater than the 3,000 ton lifting capacity of the Company's next largest drydock. The cost was $5.7 million. The new 280' long by 160' wide dock allows the Company to (1) increase repair and conversion capacity; (2) lift and compete to repair larger vessels such as derrick and pipe laying barges and the large offshore service vessels recently built for the deep water drilling activities in the Gulf of Mexico; and (3) launch larger new vessel construction projects more competitively. The drydock was put into operation during the first part of March 2001 at the Morgan City shipyard, bringing the total number of drydocks operated by the Company to six.

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

   In December 1997, Conrad purchased Orange Shipbuilding (the "Orange Acquisition") to expand its construction capacity and to expand its production capabilities into additional types of marine vessels, including vessels for the U.S. government and the fabrication of modular components for offshore drilling rigs and FPSOs. Orange Shipbuilding has been engaged in shipbuilding since 1974. The Orange shipyard designed and built a variety of vessels for use in offshore Gulf of Mexico oil and gas exploration and production activities before that sector collapsed in 1983. Orange Shipbuilding refocused its operations on small to medium-sized vessels for the U.S. government after this decline. During 1996 and 1997, in connection with the upturn in offshore oil and gas exploration and production in the Gulf of Mexico, Orange Shipbuilding capitalized on the demand for subcontractors that could fabricate modular components for offshore drilling rigs and FPSOs on a timely and cost effective basis.

Operations

   The Company's principal operations consist of the construction of marine vessels, and repair and conversion services.

 Current Projects

   The Company's construction and fabrication projects in progress as of December 31, 2001 consisted of 11 vessels (including one lift boat, one lift boat hull, six barges, and three ST tugs) with aggregate remaining contract revenue of approximately $10.4 million (excluding unexercised options held by customers). The Company's backlog (including such remaining contract revenue for projects currently in progress) as of December 31, 2001 was approximately $10.4 million as compared to the Company's backlog of $20.2 million as of December 31, 2000. Of this remaining contract revenue, approximately $5.5 million was attributable to contracts to build vessels for the U.S. Army. The Company anticipates that all of the aggregate remaining revenue from firm contracts as of December 31, 2001 will be realized during fiscal 2002.

 Construction of Vessels

   The Company manufactures a variety of small and medium sized vessels principally for commercial and governmental customers. This activity accounted for 71.7%, 60.7 %, and 73.3% of the Company's total revenue for 2001, 2000 and 1999, respectively. The following is a description of the types of vessels manufactured by the Company:

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

   Other Offshore Support Vessels. In addition to lift boats and tug boats, the Company builds other types of offshore support vessels that serve exploration and production facilities and support offshore construction and maintenance activities. These offshore support vessels include supply vessels, utility vessels and anchor handling vessels.

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

 Conversion and Repair Services

   Since 1952, the Company's Morgan City facility has been involved in the repair of vessels and barges. Conversion and repair services accounted for 28.3%, 39.3% and 26.7% of the Company's total revenue for 2001, 2000, and 1999, respectively. The Company has six drydocks and dockside space capable of accommodating vessels and barges up to 500 feet long. The Company's marine repair activities include shotblasting, painting, electrical system and piping repairs, propeller and shaft reconditioning and ABS certified welding. The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. All U.S. Coast Guard inspected vessels and ABS classed vessels are required to undergo periodic inspections and surveys which require regular drydock examination. Non-U.S. flag vessels are subject to similar regulations. The inspection of vessels generally results in repair work being required in order to pass inspection. In addition, vessel owners often elect to make other repairs or modifications to vessels while in drydock undergoing required repairs. While the Company is not aware of any proposals to reduce the frequency or scope of such inspections, any such reduction could adversely affect the Company's results of operations.

 Fabrication of Modular Components

   The Company has been involved in the fabrication of modular components for offshore drilling rigs and FPSOs for the offshore oil and gas industry since 1996. The Company did not engage in any fabrication of modular components during 2001 and 2000, and this activity accounted for 1.9% of the Company's total revenue for 1999. The Company's Orange shipyard has performed this fabrication work as a subcontractor for other marine construction companies that specialize in these types of rigs and vessels. These fabrication projects include sponsons, stability columns, blisters, pencil columns, a 350-ton flare buoy and a 66-man quarters house.

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

   During fiscal 2001, the Company derived 15.8% of its revenues from Danos & Curole Marine for construction of a lift boat, 12.4% from Marine Industrial Fabricators for the construction of five lift boat hulls, and 10.8% from the
U. S. Army for the construction of six S.T. Tugs. The remaining 61.0% of revenues was attributable to 96 other customers.

   During fiscal 2000, the Company derived 19.4% of its revenues from R & B Falcon Marine for repair and conversion services, 16.3% from the U. S. Army for the construction of eight S.T. Tugs and 12.1% from Marine Industrial Fabricators for the construction of five lift boat hulls. The remaining 52.2% of revenues was attributable to 94 other customers.

   During fiscal 1999, the Company derived 21.1% of its revenues from the U.
S. Army for the construction of nine S.T. Tugs, 14.8% from R & B Falcon Marine for repair and conversion services, 11.5% from the Corp of Engineers for the construction of two barges and 11.2% from North American Shipbuilding for the construction of two offshore supply vessel hulls. The remaining 41.4% of revenues was attributable to 90 other customers.

Contract Procedure, Structure and Pricing

   The Company's contracts for new commercial construction projects generally are obtained through a competitive bidding process. In addition, contracts for the construction and conversion of vessels for the U.S. government are generally subject to competitive bidding. As a safeguard to anti-competitive bidding practices, the U.S. Army, the U.S. Navy, the U.S. Coast Guard and the Corps of Engineers employ the concept of "cost realism," which requires that each bidder submit information on pricing, estimated costs of completion and anticipated profit margins. The government agencies use this and other data to determine an estimated cost for each bidder. They then conduct a cost comparison of the bidders' estimates against an independent estimate to arrive at a close approximation of the real cost. The award is then made on the basis of the expected cost to build, which often results in an award to a higher bid.

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

   Under commercial contracts, the Company generally provides a three-month to six-month warranty with respect to workmanship and materials furnished by the Company. In the majority of commercial contracts, the Company passes through the suppliers' warranties to the customer and does not warrant materials acquired from its suppliers. The Company's government contracts typically contain warranties up to two years covering both materials and workmanship. Expenses of the Company to fulfill warranty obligations have not been material in the aggregate.

Bonding and Guarantee Requirements

   Although the Company generally meets financial criteria that exempt it from bonding and guarantee requirements for most contracts, certain contracts with federal, state or local governments require contract performance bonds, and foreign governmental contracts generally require bank letters of credit or similar obligations. Commercial contracts also may require contract bid and performance bonds if requested by the customer. As of December 31, 2001, the Company had no amounts outstanding for such obligations. The market for companies engaged in marine fabrication to obtain bonding has become more difficult during the first quarter of 2002. The Company is currently attempting to secure adequate bonding for potential future job prospects. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations may increase.

Engineering

   The Company generally builds vessels or fabricates modular components based on its customers' drawings and specifications. The Company also develops in-house custom designs for customers' special requirements using its computer aided design (CAD) capabilities and has designed and built numerous barges, pusher tugs and other vessels. The process of computer drafting, preparation of construction drawings and development of cut tapes for numerically controlled plasma cutting of steel with the latest 3-D software programs allows the Company to minimize engineering mistakes and costly rework, thereby ensuring the vessel's intended function while meeting budget estimates.

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

   The Company's marketing and sales strategy led by the Director of Marketing includes utilizing key employees as salespersons to target relationships previously established and develop new relationships with customers in the targeted markets. The Company's personnel identify future projects by contacting customers and potential customers on a regular basis in order to anticipate projects that will be competitively bid or negotiated exclusively with the Company. The Company's personnel also keep its customers advised of available capacity for drydocking, conversion and repair activity.

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

Competition

   U.S. shipbuilders are generally classified in two categories: (i) the two largest shipbuilders, which are capable of building large scale vessels for the U.S. Navy and commercial customers; and (ii) other shipyards that build small to medium-sized vessels for governmental and commercial markets. The Company does not compete for large vessel construction projects. The Company competes for U.S. government contracts to build small to medium-sized vessels principally with 10 to 15 U.S. shipbuilders, which may include one or more of the two largest shipbuilders. The Company competes for domestic commercial shipbuilding contracts principally with approximately 15 U.S. shipbuilders. The number and identity of competitors on particular projects vary greatly depending on the type of vessel and size of the project, but the Company generally competes with only three or four companies with respect to a particular project. The Company competes with over 70 shipyards for its conversion and repair business.

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

Employees

   At December 31, 2001, the Company had 333 employees, of which 35 were salaried and 298 were hourly. At December 31, 2000, the Company had 342 employees, of which 29 were salaried and 313 were hourly. At December 31, 1999, the Company had 288 employees, of which 27 were salaried and 261 were hourly. The Company is not a party to any collective bargaining agreements.

Insurance

   The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities and equipment. All policies are subject to deductibles and other coverage limitations. The Company also maintains commercial general liability insurance, including builders' risk coverage, employment practices, professional (design), and directors and officer's liability. The Company currently maintains excess and umbrella policies. Other overages currently in place include workers compensation, water pollution, automobile, and hull/P&I. The Company also maintains a type of business interruption insurance that would compensate the Company for the loss of business income and would reimburse the Company for additional expenses resulting from certain specified events such as floods, hurricanes and fire. These policies are subject to deductibles, maximum coverage amounts and various exclusions.

Regulation

 Environmental Regulation

   The Company is subject to extensive and changing federal, state and local laws (including common law) and regulations designed to protect the environment ("Environmental Laws"), including laws and regulations that relate to air and water quality, impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes. Stringent fines and penalties may be imposed for non-compliance with these Environmental Laws. Additionally, these laws require the acquisition of permits or other governmental authorizations before undertaking certain activities limit or prohibit other activities because of protected areas or species and impose substantial liabilities for pollution related to Company operations or properties. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on the Company's business, financial condition or results of operations.

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

 Health and Safety Matters

   The Company's facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. The Company believes that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. While it is not anticipated that the Company will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, the Company is unable to predict the ultimate cost of compliance with these changing regulations. Orange Shipbuilding entered into a settlement agreement with the Occupational Safety and Health Administration ("OSHA") during August 2001 following a six-month investigation by OSHA of the Orange shipyard. In the settlement, Orange agreed to employ a full time safety and health professional on location at the shipyard, employ an independent outside auditor to audit its OSHA 200 logs for 2001 through 2003, correct conditions relating to alleged violations and pay a fine of $149,850. The settlement did not constitute an admission by Orange that it violated any laws, regulations or safety standards.

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

Cautionary Statements

   In this Form 10-K and in the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein, other than statements of historical fact, are forward-looking statements. When used in this Form 10-K, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause or contribute to such difference include those discussed below, as well as those discussed elsewhere herein.

Risks Related to our Business

Because a significant portion of our revenues comes from customers in the offshore oil and gas industry, decreases in offshore oil and gas activities tend to reduce demand for our products and services and negatively impact our revenues and profits. The level of offshore oil and gas activities is affected by prevailing oil and gas prices, which historically have fluctuated significantly.

   Demand for our products and services depend in part upon the financial condition and prospects of our customers. For 2001, 2000 and 1999, we received approximately 66.8%, 57.6% and 48.8%, respectively, of our revenues from customers in the offshore oil and gas industry, 11.7%, 22.4% and 34.6% from government customers and 21.5%, 20.0% and 16.6% from other commercial customers. The offshore oil and gas industry is affected by prevailing oil and gas prices, which historically have fluctuated significantly. Low oil or gas prices or a decline in demand for oil or gas can depress offshore exploration, development and production activity and result in decreased spending by our offshore oil and gas industry customers. This can result in a decline in the demand for our products and services and can have a substantial negative effect on our revenues and profits.

We perform a significant amount of our work under U. S. and other government contracts. Reductions in government spending on the types of products and services we offer or our inability to secure new government contracts could have a substantial negative impact on our revenues and profits.

   We have built vessels for the U.S. Army, U.S. Navy, U.S. Coast Guard and Corp of Engineers. We have also built vessels and performed conversion or repair services for local, state and foreign governments, either directly or as a subcontractor. Revenue derived from U.S. government customers accounted for approximately 10.8%, 19.0% and 32.6% of our total revenue in 2001, 2000 and 1999, respectively. Government contracts accounted for approximately 52.9%, 24.9% and 61.9% of our backlog at December 31, 2001, 2000 and 1999, respectively. U.S. government contracts are generally subject to strict competitive bidding requirements. In addition, the number of vessels that are purchased by the U.S. government varies with the federal budget and appropriation of government funds. Although we have never been subject to suspension or disbarment, the U.S. government has the right to refuse to award contracts to a contractor for significant violations of government procurement regulations. As a result of these factors, we cannot predict whether we will be able to secure new government contracts. If we do not secure new government contracts, our revenues and profits could decline substantially. See "Business--Contract Procedure, Structure and Pricing."

A decline in general economic conditions or a deterioration in the financial condition of a particular customer or that customer's industry can increase our customer credit risk, which may adversely affect our profits.

   Although varying contract terms may be negotiated on a case-by-case basis, the Company's commercial and government contracts ordinarily provide for a downpayment, with progress payments at specified stages of construction and a final payment upon delivery. Final payment under U.S. government contracts may be subject to deductions if the vessel fails to meet certain performance specifications based on tests conducted by the Company prior to delivery. The Company generally performs conversion and repair services on the basis of cost-plus-fee arrangements pursuant to which the customer pays a negotiated labor rate for labor hours spent on the project as well as the cost of materials plus a margin on materials purchased. Typically repair and conversion customers are billed on a monthly basis as hours and material charges are incurred. If we are unable to collect an account receivable in the amount we have estimated to be collectible, we must recognize a charge to earnings that is in effect a reversal of previously recorded profits.

The loss of a significant customer could result in a substantial loss of revenue.

   A relatively small number of customers have historically generated a large portion of our revenue, although not necessarily the same customers from year to year. For the years ended December 31, 2001, 2000 and 1999, our ten largest customers collectively accounted for 74.8%, 79.4% and 84.9% of our revenues, respectively. The loss of a significant customer could result in a substantial loss of revenue and significantly reduce our earnings. See "Business-- Customers."

Measures we may take to respond to a slowdown in new construction or repair projects due to a deterioration in general economic conditions or in our customer's industries may not be sufficient to prevent a decline in earnings.

   Reductions in activities in our business may cause us to reevaluate our operations. We may respond to these conditions by reducing our prices and anticipated profit margins in order to attempt to maintain activity levels in our yards and thereby maintain our workforce. Price and profit margin reductions may lead to decreased profitability, particularly over the short term. We may also respond by cutting costs, including through employee attrition or layoffs. Decreases in costs may not be adequate to offset losses in revenues, particularly over the short term. We may also seek new customers or different types of projects, which may increase our marketing and other costs. These measures, among others we may take, may not be sufficient to prevent a decline in our earnings.

We could incur losses under our fixed-price contracts as a result of cost overruns or delays in delivery.

   Most of our contracts for marine vessel construction, including government contracts, are fixed-price contracts. Under fixed-price contracts, we retain all cost savings on completed contracts but are liable for the full amount of all cost overruns. We attempt to anticipate increases in costs of labor and materials in our bids on fixed-price contracts. However, the costs and gross profits realized on a fixed-price contract may vary from our estimates due to factors such as:

  . unanticipated variations in labor and equipment productivity over the term of a contract;

  .  unanticipated increases in costs of labor and materials; and

  .  errors in estimates and bidding.

Depending on the size of the project, variations from estimated contract performance could significantly reduce our earnings, and could result in losses, during any fiscal quarter or year. In addition, some of our fixed-price contracts provide for incentive payments for early delivery and liquidated damages for late delivery. If we miss a specified delivery deadline under one of those contracts, we may be subject to liquidated damages. From time to time, we bid on fixed-price contracts to construct vessels that we have not constructed in the past. We believe we have sufficient related experience to perform these contracts profitably. However, the risks of cost overruns or delays in delivery on those contracts are greater than for contracts for vessels that we have built in the past.

   We perform many of our repair and conversion projects on a time and materials basis. Under those projects, we receive a specified hourly rate for direct labor hours (which exceeds direct labor costs) and a specified mark-up over our cost of materials. Those contracts protect us against cost overruns but do not provide us with any benefits for cost savings.

Inaccurate estimates we may make in applying percentage-of-completion accounting could result in a reduction of previously reported profits and have a significant impact on quarter-to-quarter operating results.

   We use the percentage-of-completion method to account for our construction contracts in process. Under this method, revenue and expenses are based on the percentage of labor hours incurred as compared to estimated total labor hours for each contract. As a result, the timing of recognition of revenue and expenses we report may differ materially from the timing of actual contract payments received and expenses paid. We make provisions for estimated losses on uncompleted contracts in the period in which the losses are determined. To the extent that those provisions result in a reduction of previously reported profits on a project, we must recognize a charge against current earnings. These charges may significantly reduce our earnings, depending on the size of the contract and the adjustment. In addition, because many of these contracts are completed over a period of several months, the timing of the recognition of related revenue and expense could have a significant impact on quarter-to-quarter operating results.

Our internal expansion projects may not produce the revenues and profits that we anticipate.

   We are currently engaged in a significant expansion of our Amelia Deep Water facility. In addition, we are constructing a new fabrication building in our Morgan City shipyard. We cannot predict whether or when these projects will result in increased revenues or profits for our company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We actively pursue acquisition opportunities, but may not be able to complete acquisitions on terms we find acceptable. Any completed acquisitions may not produce the financial results we anticipate.

   We routinely pursue acquisition opportunities that are presented to us or that we identify. However, we may not be able find sellers willing to sell to us at prices and on other terms we find acceptable, and/or we may not be able to obtain financing on terms we find acceptable. We may need additional debt or equity financing to complete an acquisition, which may result in increased leverage and/or dilution of existing stockholders' interests. In addition, any acquisitions that we complete may not produce the financial results we anticipated. We have not made any acquisitions since our acquisition of Orange Shipbuilding Company, Inc. in December 1997.

From time to time, we may not be able to hire sufficient numbers of trained shipyard workers. Any labor shortage may increase our cost of labor, limit our production capacity and adversely impact our earnings.

   Shipyards along the Gulf Coast have experienced shortages of skilled labor from time to time as a result of low unemployment in the economy in general and/or increased demand for skilled labor in the offshore oil and gas and related industries in particular. We believe that our shipyards are not currently experiencing labor shortages, although we may experience labor shortages in the future. Labor shortages could increase our cost of labor, limit our production capacity, and materially decrease our earnings.

If our customers terminate projects, our reported backlog could decrease, which could substantially reduce our revenues and earnings.

   Our backlog is based on unearned revenue attributable to projects for which a customer has authorized us to begin work or purchase materials. Our contracts with commercial customers generally do not permit the customer to terminate the contract. However, some of our government projects included in our backlog are subject to change or termination at the option of the customer. In the case of a termination, the government is generally required to pay us for work performed and materials purchased through the date of termination and, in some cases, pay us termination fees. Our backlog of $10.4 million at December 31, 2001 was attributable to eleven projects, of which 52.9% was attributable to four government projects. Either the change or termination of those contracts could substantially change the amount of backlog currently reported and could substantially decrease our revenue and earnings.

We rely on key personnel.

   We are dependent on the continuing efforts of our executive officers and key operating personnel. The loss of the services of any of these persons could result in inefficiencies in our operations, lost business opportunities and the loss of one or more customers. We generally do not have employment agreements with our employees other than our executive officers and we do not carry key person life insurance.

Our principal stockholders may control the outcome of stockholder voting.

   J. Parker Conrad, John P. Conrad, Jr. and Katherine Conrad Court own or control through trusts 4,500,978 shares of our common stock, or 62.2% of the outstanding shares of our common stock. In addition, our executive officers and directors and their affiliates as a group, which includes J. Parker Conrad and John P. Conrad, beneficially own approximately 3,089,666 shares or 42.7% of our common stock. If they act in concert, these holders will be able to exercise control over our affairs, elect our entire board of directors, and control substantially all matters submitted to a vote of our stockholders. The interests of these holders may differ from the interests of our minority stockholders, and they may vote their shares in a manner adverse to our minority stockholders.

Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock.

   Of the 7,233,454 shares of our common stock currently outstanding, 2,691,470 are freely tradable. The remaining outstanding shares may be resold publicly only following their registration under the Securities Act of 1933, as amended, or under an available exemption. We provided registration rights to each of our stockholders prior to our initial public offering, including three demand and specified piggyback registration rights, which currently apply to approximately 4,519,451 shares.

   We also have outstanding options to purchase up to a total of 241,742 shares of our common stock that we granted to some of our directors, executive officers and employees. We have registered all the shares subject to these options under the Securities Act. These shares generally are freely tradable after their issuance to persons who are not our affiliates unless we contractually restrict their resale. We also issued warrants to purchase 72,000 shares of our common stock at our initial public offering price to Morgan Keegan & Company, Inc. and granted Morgan Keegan one demand registration right and specified piggy back registration rights.

   In addition, the average daily trading volume in our common stock for 2001 was 6,571 shares. The availability of a large block of stock for sale in relation to our normal trading volume can result in a decline in the market price of our common stock.

   Among other things, a decline in the price of our common stock can adversely affect our ability to raise equity capital in the future and to complete acquisitions using our common stock.

Some provisions of our corporate documents and Delaware law may discourage a takeover.

   Our Amended and Restated Certificate of Incorporation (the "Charter") and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. Specifically, our Charter:

  .  authorizes the issuance of "blank check" preferred stock;

  . divides our board into three classes, the members of which serve three-year terms;

  . establishes advance notice requirements for director nominations and stockholder proposals to be considered at annual meetings;

  .  prohibits stockholder action by written consent; and

  .  prohibits stockholders from calling special meetings of stockholders.

   In addition, Delaware law restricts specified mergers and other business combinations between us and any holder of 15% or more of our common stock. Delaware law also permits us to adopt a shareholder rights plan without stockholder approval, if the board determines that doing so would be in the best interests of the company's stockholders. We also have employment agreements with our executive officers that provide for benefits in specified circumstances if there is a change of control of our company. These provisions might hinder, delay or prevent a change of control of our company. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We do not intend to pay dividends in the near future.

   We currently intend to retain any earnings to meet our working capital needs and to finance the growth of our business. In addition, our loan agreement restricts us from paying dividends. Accordingly, an investor in our common stock should not expect to receive periodic income from an investment in our common stock.

                         Risks Related to our Industry

Our business is highly competitive. As a result, we may lose business and employees to our competitors or may experience lower profit margins than we would in the absence of competition. In addition, we may lose acquisition opportunities to competitors or may pay more for an acquisition than we would in the absence of competition.

   The marine vessel construction, conversion and repair business is highly competitive. We compete with a large number of shipbuilders on a national, regional and local basis. Some of our competitors have substantially greater financial resources than we do, and some are public companies or divisions of public companies. Although we believe that the bankruptcies of some of our competitors such as Friede Goldman Halter and First Wave Marine have made additional opportunities available to us, we continue to experience significant competitive pressure on pricing and profit margins. We also face competition for acquisition candidates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "Business--Operations."

Excess capacity in our industry has placed downward pressure on pricing and profit margins.

   Since approximately the mid 1980s, the U.S. shipbuilding and repair industry has been characterized generally by substantial excess capacity, which is partly due to the following factors:

  .  the significant decline in U.S. Navy shipbuilding spending;

  . the difficulty U.S. shipyards have competing successfully for commercial projects against foreign shipyards, many of which are heavily subsidized by their governments; and

  . the overall decline in the construction of vessels utilized by the offshore oil and gas industry.

   These factors have caused competition by U.S. shipyards for domestic commercial projects to increase significantly, resulting in substantial pressure on pricing and profit margins.

Federal law favoring U.S. shipyards over foreign shipyards may be modified or rescinded, resulting in greater competition from foreign shipyards that operate with lower costs.

   Our commercial shipbuilding opportunities are materially dependent on U.S. laws and regulations, such as:

  . the Jones Act, which requires that vessels transporting products between U.S. ports be constructed by U.S. shipyards; and

  . Title XI of the Merchant Marine Act of 1936, which permits the U.S. government to guarantee financing for vessels built in U.S. shipyards.

   The U.S. Congress may reduce or eliminate funding for the Title XI guarantee program. Legislation seeking to rescind or substantially modify provisions of the Jones Act is also introduced from time to time. We believe that Congress is unlikely to rescind or materially modify the Jones Act in the foreseeable future. However, we can provide no assurance that the Jones Act or other legislation that benefits U.S. shipbuilders will not be modified or rescinded. Many foreign shipbuilders are heavily subsidized by their governments and thus may have significant cost advantages over U.S. shipbuilders. As a result, the elimination or modification of legislation that benefits U.S. shipbuilders may reduce our ability to effectively compete with foreign shipbuilders, causing downward pressure on prices and profit margins and decreased revenues and earnings.

New regulations or modifications to existing regulations affecting our significant customers could decrease demand for our products and services and result in significantly lower revenues and earnings.

   New legislation or changes to existing legislation affecting our significant customers could decrease demand for our products and services. For example, the adoption of any laws or regulations curtailing the exploration, development and production activities of oil and gas companies in the Gulf of Mexico would likely limit the demand for our products and services. In addition, Coast Guard regulations specify maintenance requirements for vessels used in the offshore oil and gas business, and a reduction in these requirements could have a materially adverse impact on revenues and earnings in our repair business.

Compliance with environmental laws and other government regulations may increase our cost of doing business.

   We are subject to various federal, state and local environmental laws and regulations. These laws and regulations impose limitations on the discharge of pollutants into the environment and establish standards for the transportation, storage and disposal of hazardous waste. The government may impose significant fines or penalties for violations of these environmental laws and regulations. Some environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances. Under these laws and regulations, a person may be liable for environmental damages without regard to negligence or fault on the part of that person. As a result, these laws may expose us to liability for the conduct of or conditions caused by others. We may also be liable for our own acts that are or were in compliance with all applicable laws at the time such acts were performed. Environmental laws have historically been subject to frequent change. We are unable to predict the future costs or other future effects of environmental laws on our operations. In addition, any changes in environmental or other laws affecting our business may further increase our costs.

Our business involves operating hazards and risks of liability and our insurance coverage may be insufficient to cover all losses that we experience.

   Our activities involve the fabrication and refurbishment of large steel structures, the operation of cranes and other heavy machinery and other operating hazards. These activities can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of a vessel structure after it leaves our shipyard can result in similar injuries and damages. Litigation arising from these occurrences may result in us being named as a defendant in lawsuits asserting significant damages. In addition, our facilities are located in close proximity to the Gulf of Mexico and rivers in flood plains. As a result, our facilities are subject to the possibility of significant physical damage caused by hurricanes or flooding. Although we maintain insurance protection from these events, our insurance coverage may not be sufficient in coverage or effective under all circumstances to protect us against all hazards to which we are subject. A successful claim against us for which we are not fully covered by insurance could result in substantial losses to us. In addition, we may not be able to maintain adequate insurance in the future at rates that we consider economically prudent.

The terrorist attacks that took place on September 11, 2001 in the U.S. were unprecedented, and we cannot predict the long-term effect of those attacks on our business.

   The September 11, 2001 terrorist attacks in the U.S. and related weakness in the economy in general and the offshore oil and gas industry in particular decreased demand for our products and services, and had a negative effect on our financial performance, for the fourth quarter of 2001. Those attacks have resulted, among other things, in increased concern regarding the potential for future attacks, hostilities involving the U.S. in Afghanistan, and other political and economic uncertainties. The attacks were unprecedented, and we cannot predict their long-term effects on our business.

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

   During the past five years, the Company has made, in the aggregate, approximately $14.5 million of capital expenditures to add capacity and improve the efficiency of its Morgan City and Orange Shipbuilding shipyards. Of this amount, Conrad spent approximately $13.2 million at the Morgan City shipyard for improvements to its building and facilities, to purchase cranes and other fabrication equipment, to purchase and modify a drydock and launch barge, and to construct a drydock. A portion of Conrad's expenditures in 1998 and 1997 were incurred to increase the heavy lifting and drydocking capabilities of one of its drydocks. These shipyard improvements allow barges and vessels to be moved from drydock space to dockside land repair areas, thereby enabling the Company to perform major modifications and repairs, such as lengthening of vessel midbodies, on previously unused dockside land while freeing the drydock for other projects. During 2001, $1.3 million of capital expenditures related to the Company's completion of construction of its new 280' long by 160' wide, ABS classed and certified state-of-the-art drydock with a lifting capacity of 10,000 tons. The Company's capital expenditures during the last five years also included approximately $1.3 million incurred by Orange Shipbuilding for improvements to its buildings and facilities and to purchase cranes and other fabrication equipment.

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

   Morgan City. The Company's Morgan City, Louisiana shipyard is located on the Atchafalaya River approximately 18 miles from the Gulf of Mexico on approximately 11 acres. The shipyard has 14 buildings containing approximately 110,000 square feet of enclosed building area and nine overhead cranes. In addition, the shipyard has six drydocks, one submersible launch barge, 1,700 feet of steel bulkhead, six rolling cranes and two slips. The buildings include the Company's headquarters as well as three large fabrication warehouses specifically designed to accommodate marine vessel construction. In addition, the Company is currently constructing another fabrication building at the Morgan City yard at a cost of approximately $800,000, which will increase the Company's enclosed building space by approximately 15,000 square feet and will increase capabilities for pre-fabricated components and modular construction techniques.

   The drydocks consist of two 120-foot by 52- foot drydocks, two 200-foot by 70-foot drydocks and one 200-foot by 95-foot drydock with lifting capacities of 900, 2,400 and 3,000 tons, respectively. In addition, The Company began construction in May 2000 of a new ABS classed and certified state-of-the-art drydock with a lifting capacity of 10,000 tons, which is 7,000 tons greater than the 3,000 ton lifting capacity of the Company's next largest drydock. The cost was $5.7 million. The new 280' long by 160' wide dock allows the Company to (1) increase repair and conversion capacity; (2) lift and compete to repair larger vessels such as derrick and pipe laying barges and the large offshore service vessels recently built for the deep water drilling activities in the Gulf of Mexico; and (3) launch larger new vessel construction projects more competitively. The drydock was put into operation during the first part of March 2001 at the Morgan City shipyard, bringing the total number of drydocks operated by the Company to six.

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

   Amelia. The Company's Amelia, Louisiana conversion and repair facility is located on Bayou Boeuf approximately 30 miles from the Gulf of Mexico on approximately 16 acres. This facility has six buildings containing approximately 30,000 square feet of enclosed building area. The site also has 2,100 feet of bulkhead and two slips. The Company commenced marine repair and conversion operations at this shipyard during February 1998. The Company maintained a lease/business agreement with RB Falcon, a vessel operator, for the use of approximately two-thirds of the property in return for RB Falcon contracting with Conrad for a certain minimum amount of business for marine repair services. This lease/business agreement was transferred by RB Falcon to Delta Towing LLC as of February 2001 and subsequently terminated in January 2002. The Company is currently utilizing this facility for repair and conversion activity.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other Amelia facility. Work is currently in progress to develop approximately 16 acres of the property as a repair and conversion facility. The initial development included clearing land, grubbing and dredging at a total cost of $0.9 million. The next phase of development will include additional site preparation, installation of steel sheet-pile bulkhead system, dry excavation and dredging, other infrastructure improvements and outfitting with tools and equipment at an anticipated cost of approximately $6.7 million. Current plans are to move the Company's two largest drydocks to the facility which is estimated to be in service during the fourth quarter of 2002.

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

Item 4: Submission of Matters to Vote of Security Holders

   The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 2001.

                                    PART II

Item 5: Market for the Registrant's Common Stock and Related Stockholder
Matters

   The Company's common stock, par value $0.01 per share, (the "Common Stock") is traded on the Nasdaq National Market System under the symbol "CNRD." At March 22, 2002, there were approximately 730 holders of the Common Stock of record.

   The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter during the last two fiscal years.

            Fiscal Year 2001                                         High   Low
            ----------------                                        ------ -----
      First Quarter................................................ $ 8.00 $5.00
      Second Quarter...............................................   8.45  5.95
      Third Quarter................................................   7.24  4.10
      Fourth Quarter...............................................   6.27  4.50

            Fiscal Year 2000                                         High   Low
            ----------------                                        ------ -----
      First Quarter................................................ $ 5.00 $3.00
      Second Quarter...............................................   6.75  3.00
      Third Quarter................................................  10.50  5.38
      Fourth Quarter...............................................   8.00  4.38

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

Item 6: Selected Financial Data

   The following table sets forth selected historical consolidated financial data of the Company as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended
December 31, 2001 are derived from the historical audited financial statements of the Company. The following table also set forth unaudited pro forma financial information that gives effect to the Company's S Corporation status, as further explained in the notes. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                          Year Ended December 31,
                                  --------------------------------------------
                                   2001     2000     1999     1998      1997
                                  -------  -------  -------  -------  --------
                                   (In thousands, except per share data)
Statement of Operations Data
Revenues......................... $46,904  $38,516  $32,555  $46,313  $ 22,117
Cost of revenue..................  37,017   29,168   25,618   34,120    15,032
                                  -------  -------  -------  -------  --------
Gross profit.....................   9,887    9,348    6,937   12,193     7,085
Selling, general and
 administrative expenses.........   5,077    4,661    3,857    3,515     2,242
Executive compensation (1).......   2,613       --       --    4,676        --
                                  -------  -------  -------  -------  --------
Income from operations...........   2,197    4,687    3,080    4,002     4,843
Interest and other income
 (expense), net..................     (49)      31     (326)  (1,141)       62
                                  -------  -------  -------  -------  --------
Income before income taxes.......   2,148    4,718    2,754    2,861     4,905
Provision for income taxes.......   1,115    2,021    1,252    1,932        --
Cumulative deferred tax
 provision.......................      --       --       --      675        --
                                  -------  -------  -------  -------  --------
Net income....................... $ 1,033  $ 2,697  $ 1,502  $   254  $  4,905
                                  =======  =======  =======  =======  ========
Net Income Per Common Share
  Basic.......................... $  0.14  $  0.38  $  0.21  $  0.04  $   1.05
  Diluted........................ $  0.14  $  0.38  $  0.21  $  0.04  $   1.05
Weighted Average Common Shares
 Outstanding
  Basic..........................   7,129    7,067    7,078    6,167     4,660
  Diluted........................   7,149    7,076    7,078    6,167     4,660
Unaudited Pro Forma Data
  Net income as reported above...                            $ 2,861  $  4,905
  Pro forma provision for income
   taxes (2).....................                              2,596     1,815
                                                             -------  --------
  Pro forma net income (2).......                            $   265  $  3,090
                                                             =======  ========
  Pro forma net income per share
   (2)(3)........................                            $  0.04  $   0.55
  Common and equivalent shares
   outstanding...................                              6,569     5,577
Statement of Cash Flows Data
  Cash provided by operating
   activities.................... $ 4,098  $ 8,457  $ 4,520  $ 1,988  $  6,114
  Cash used in investing
   activities (4)................ $(4,776) $(6,692) $  (744) $(1,718) $(23,872)
  Cash provided by (used in )
   financing activities.......... $ 4,074  $(2,504) $(2,598) $(4,747) $ 22,100
Other Financial Data
  Depreciation & amortization.... $ 2,326  $ 2,199  $ 2,263  $ 2,249  $    850
  Capital expenditures (4)....... $ 4,320  $ 6,692  $   744  $ 1,718  $ 23,872
  EBITDA (5)..................... $ 6,070  $ 6,886  $ 5,343  $10,927  $  5,693
  EBITDA margin (6)..............    12.9%    17.9%    16.4%    23.6%     25.7%
  Operating profit margin (7)....     4.7%    12.2%     9.5%     8.6%     21.9%

                                                  As of December 31,
                                        ---------------------------------------
                                         2001    2000    1999    1998    1997
                                        ------- ------- ------- ------- -------
                                                    (In thousands)
Balance Sheet Data
  Working capital...................... $ 9,312 $ 4,107 $ 8,163 $ 7,678 $ 7,760
  Property, plant & equipment, net..... $25,486 $22,675 $17,377 $18,104 $18,304
  Total assets......................... $52,756 $47,964 $45,120 $47,519 $48,945
  Long term debt, including current
   portion............................. $ 9,007 $ 4,806 $ 7,314 $ 9,912 $25,338
  Shareholders' equity................. $36,696 $34,685 $31,984 $30,482 $15,279

--------
(1) For 2001, represents non-recurring executive compensation expense incurred in the third quarter related to the issuance of shares of common stock, forgiveness of notes and related interest, severance payment and cash bonuses to William H. Hidalgo, the Company's former President and Chief Executive Officer, and Cecil A. Hernandez, the Company's Vice President-Finance and Administration and Chief Financial Officer as detailed in "Recent Events" in Item 7 and in notes to the financial statements. For 1998, represents non-cash executive compensation expense related to the issuance of shares of restricted common stock in the first quarter of 1998 to William H. Hidalgo, the Company's President and Chief Executive Officer, and Cecil A. Hernandez, the Company's Vice President-Finance and Administration and Chief Financial Officer.
(2) Gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes. Prior to May 28, 1998, Conrad operated as an S corporation for federal and state income tax purpose.
(3) Pro forma income per share consists of the Company's historical income as an S corporation, adjusted for income taxes that would have been recorded had the Company operated as a C corporation and excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision. This amount is divided by the weighted average shares of common stock outstanding which are increased to reflect additional shares to pay the $10.0 million distribution of estimated undistributed earnings to shareholders (916,591 shares). All such additional shares are based on the initial public offering price of $12.00 per share, net of offering expenses.
(4) Includes acquisition expenditures of $22.8 million (net of cash acquired) incurred in December 1997 in connection with the Orange Acquisition.
(5) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.
   The following table sets forth how EBITDA was determined for the periods presented (in thousands):

                                             2001   2000   1999   1998    1997
                                            ------ ------ ------ ------- ------
   Income from operations.................. $2,197 $4,687 $3,080 $ 4,002 $4,843
   Depreciation and amortization...........  2,326  2,199  2,263   2,249    850
   Non-cash executive compensation.........  1,547     --     --   4,676     --
                                            ------ ------ ------ ------- ------
   EBITDA.................................. $6,070 $6,886 $5,343 $10,927 $5,693
                                            ====== ====== ====== ======= ======

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

Overview

   The demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. A significant portion of the Company's revenues comes from customers in the offshore oil and gas industry. Accordingly, demand for the Company's products and services was adversely impacted beginning in the latter part of 1998 by decreased activity in the offshore oil and gas industry. During 2000, the Company began to experience a modest increase in demand for products and services due to the upturn in activity in the offshore oil and gas industry. During the fourth quarter of 2001, weakness in the economy in general and the offshore oil and gas industry in particular resulted in decreased demand and negatively affected the Company's financial performance. The Company has experienced increased demand for repair and conversion services and increased bid activity in the first quarter of 2002, although it cannot determine whether the increase is indicative of a trend. Activity by other commercial and government customers to construct new vessels to replace older vessels and upgrade the capacity or functionality of existing vessels has remained steady.

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

Recent Events

   In May 2000 the Company began construction of a new ABS classed and certified state-of-the-art drydock with a lifting capacity of 10,000 tons, which is 7,000 tons greater than the 3,000 ton lifting capacity of the Company's next largest drydock. The cost was $5.7 million. Funds for the construction of the drydock came from cash and internally generated funds. The new 280' long by 160' wide dock allows the Company to (1) increase repair and conversion capacity; (2) lift and compete to repair larger vessels such as derrick and pipe laying barges and the large offshore service vessels recently built for the deep water drilling activities in the Gulf of Mexico; and (3) launch larger new vessel construction projects more competitively. The drydock was put into operation during the first part of March 2001 at the Morgan City shipyard, bringing the total number of drydocks operated by the Company to six.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other existing Amelia facility. Work is currently in progress to develop approximately 16 acres of the property as a repair and conversion facility. The initial development included clearing land, grubbing and dredging at a total cost of $0.9 million. The next phase of development will include additional site preparation, installation of steel sheet-pile bulkhead system, dry excavation and dredging, other infrastructure improvements and outfitting with tools and equipment at an anticipated cost of approximately $6.7 million. Current plans are to move the Company's two largest drydocks to the facility which is estimated to be in service during the fourth quarter of 2002.

   In addition, the Company is currently constructing another fabrication building at the Morgan City yard at a cost of approximately $800,000, which will increase the Company's enclosed building space by approximately 15,000 square feet and will increase capabilities for pre-fabricated components and modular construction techniques.

   The Company has appointed Kenneth G. "Jerry" Myers, Jr. as President and Chief Executive Officer, effective August 27, 2001, pursuant to the terms of an employment agreement described in Note 5 to the Company's consolidated financial statements included herein. Mr. Myers has spent the past 21 years with Avondale Industries serving in various senior management positions. Most recently, he served as Vice President in charge of managing Avondale's largest shipbuilding program. While at Avondale, Mr. Myers has also held positions including Chief Information Officer, Vice President-Business Review, in charge of government program accounting, where he managed over $10 billion in government contracts, Assistant Vice President responsible for mergers and acquisitions and Assistant Controller.

   In August 2001, the Company and William H. Hidalgo entered into a transition agreement and terminated his employment agreement. The agreement provided that he would remain employed by the Company as President and Chief Executive Officer through August 26, 2001 and as Special Advisor to the new Chief Executive Officer through October 31, 2001. In consideration of past services, assistance with an orderly transition, surrender of his stock options, execution of the agreement (including a one-year non-competition covenant) and severance, Mr. Hidalgo received 132,820 shares of common stock and, on February 28, 2002, received a severance payment of $195,290 and bonus of $622,500. Options to purchase 285,957 shares of common stock previously granted to Mr. Hidalgo have been cancelled. His $233,327 promissory note and related accrued interest payable to the Company have also been cancelled.

   The Company also granted Cecil A. Hernandez, the Company's Chief Financial Officer, in consideration for past services and surrender of his stock options, 44,261 shares of common stock and a cash bonus paid on February 28, 2002, of $248,000. Options to purchase 114,043 shares of common stock previously granted to Mr. Hernandez have been cancelled. His $139,277 promissory note and related accrued interest payable to the Company have also been cancelled. Mr. Hernandez will remain as the Company's Chief Financial Officer and a director.

   Messers. Hidalgo and Hernandez executed notes payable to the Company in the amount of their related withholding tax obligations, which were repaid on February 28, 2002 by an offset against the bonuses due on that date. In addition, the Company purchased 19,683 shares of common stock from the executives to assist them in meeting their income tax obligations relating to these transactions.

   As a result of these transactions, the Company incurred a one-time, after tax earnings charge of approximately $1.6 million, or $0.23 per diluted share, in the quarter ended September 30, 2001. The transactions will have a minimal effect on the Company's cash flow due to the income tax implications of the non-cash portion of the charge related to the issuance of the common stock.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

                                     Years Ended December 31,
                                ---------------------------------------
                                 2001            2000            1999
                                -------         -------         -------
Financial Data:
Revenue
  Vessel construction.......... $33,610   71.7% $23,398   60.7% $23,870   73.3%
  Repair and conversions.......  13,294   28.3%  15,118   39.3%   8,685   26.7%
                                -------         -------         -------
    Total revenue..............  46,904  100.0%  38,516  100.0%  32,555  100.0%
                                -------         -------         -------
Cost of revenue
  Vessel construction..........  26,677   79.4%  17,993   76.9%  18,458   77.3%
  Repair and conversions.......  10,340   77.8%  11,175   73.9%   7,160   82.4%
                                -------         -------         -------
    Total cost of revenue......  37,017   78.9%  29,168   75.7%  25,618   78.7%
                                -------         -------         -------
Gross profit
  Vessel construction..........   6,933   20.6%   5,405   23.1%   5,412   22.7%
  Repair and conversions.......   2,954   22.2%   3,943   26.1%   1,525   17.6%
                                -------         -------         -------
    Total gross profit.........   9,887   21.1%   9,348   24.3%   6,937   21.3%
                                -------         -------         -------
S G & A expenses...............   5,077   10.8%   4,661   12.1%   3,857   11.8%
Executive compensation (1).....   2,613    5.6%      --    0.0%      --    0.0%
                                -------         -------         -------
Income from operations.........   2,197    4.7%   4,687   12.2%   3,080    9.5%
Interest expense...............    (193)   0.4%    (386)   1.0%    (639)   2.0%
Other income, net..............     144   -0.3%     417   -1.1%     313   -1.0%
                                -------         -------         -------
Income before income taxes.....   2,148    4.6%   4,718   12.2%   2,754    8.5%
Income taxes...................   1,115    2.4%   2,021    5.2%   1,252    3.8%
                                -------         -------         -------
Net income..................... $ 1,033    2.2% $ 2,697    7.0% $ 1,502    4.6%
                                =======         =======         =======
EBITDA (2)..................... $ 6,070   12.9% $ 6,886   17.9% $ 5,343   16.4%
                                =======         =======         =======
Operating Data: Labor Hours....     623             528             537

--------
(1) For 2001 represents, non-recurring executive compensation expense incurred in the third quarter related to the issuance of shares of common stock, forgiveness of notes and related interest, severance payment and cash bonuses to executives as detailed in "Recent Events" and notes to the financial statements.
(2) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of common stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

     The following table sets forth how EBITDA was determined for the periods presented (in thousands):

                                                            2001   2000   1999
                                                           ------ ------ ------
   Income from operations................................. $2,197 $4,687 $3,080
   Depreciation and amortization..........................  2,326  2,199  2,263
   Non-cash executive compensation........................  1,547     --     --
                                                           ------ ------ ------
   EBITDA................................................. $6,070 $6,886 $5,343
                                                           ====== ====== ======

 Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   During the year ended December 31, 2001, the Company generated revenue of $46.9 million, an increase of approximately $8.4 million, or 21.8%, compared to $38.5 million generated for 2000. The increase was due to a $10.2 million (43.6%) increase in vessel construction revenue to $33.6 million for 2001 compared to $23.4 million for 2000. The increase was partially offset by a $1.8 million (12.1%) decrease in repair and conversion revenue to $13.3 million for 2001, compared to $15.1 million for 2000. The increase in vessel construction revenue was attributable to the increase in vessel construction production hours by 36.5% during 2001 compared to 2000. This was due to (1) greater demand for vessel construction jobs during the first three quarters of 2001, (2) the fact that the construction of the drydock by production personnel during 2000 absorbed hours during that period which could otherwise have been available for billable work, and (3) the nature of the jobs during 2001 required more material and equipment compared to jobs during 2000. The decrease in repair and conversion revenue during 2001 compared to 2000 was primarily attributable to
(1) decreased demand for repair and conversion services during the fourth quarter of 2001 due to decreased offshore oil and gas activity and (2) the fact that two conversion jobs in progress during 2000 required more material and equipment as compared to projects completed or in progress during 2001. Repair and conversion hours decreased by 2.4% during 2001 compared to 2000. Vessel construction revenue was 71.7% of total revenue compared to 60.7% for 2000 and repair and conversion revenue was 28.3% of total revenue compared to 39.3% in 2000. For 2001, 66.8% of revenue was energy related, 11.7% was government and 21.5% was other commercial. This compares to 57.6% energy, 22.4% government and 20.0% other commercial in 2000.

   Gross profit increased $539,000, or 5.8% to $9.9 million (21.1% of revenue) for 2001 as compared to gross profit of $9.3 million (24.3% of revenue) for 2000. Affecting gross profit for 2001 was an agreement between Conrad subsidiary Orange Shipbuilding Company, Inc. and the Occupational Safety and Health Administration in which Orange agreed to pay a fine of $149,850 to settle alleged violations at its Orange, Texas shipyard. This amount was expensed in the three month period ended June 30, 2001. Gross profit for 2001 was positively impacted by a reduction in estimated medical insurance costs based on actual experience during the policy year ended May 31, 2001. Vessel construction gross profit increased $1.5 million or 28.3% to $6.9 million for 2001 compared to $5.4 million for 2000. Repair and conversion gross profit decreased $1.0 million or 25.1% to $3.0 million for 2001 compared to $3.9 million for 2000. The increase in vessel construction gross profit was primarily due to the increase in vessel production hours and the factors discussed above. The decrease in repair and conversion gross profit was primarily due to the fact that jobs during 2000 were more profitable than jobs during 2001 and the decrease in repair and conversion hours during 2001 (primarily in the fourth quarter) as compared to 2000.

   Vessel construction gross profit margins decreased to 20.6% for 2001, compared to gross profit margins of 23.1% for 2000 primarily due to some jobs in 2001 being more material intensive and some jobs in 2001 having lower profit margins due to greater job cost. Repair and conversion gross profits margins were 22.2% for 2001, compared to gross profit margins of 26.1% for 2000. The decrease was primarily due to higher cost of jobs completed during the fourth quarter of 2001 due to lower activity.

   Selling, general and administrative expenses increased $416,000, or 8.9%, to $5.1 million (10.8% of revenue) for 2001, as compared to $4.7 million (12.1% of revenue) for 2000. These increases were primarily due to an increase in employee related costs, legal and sales expenses and a bad debt expense of $153,000.

   Included in selling, general and administrative expenses was amortization expense of existing goodwill of approximately $0.8 million for the years ended December 31, 2001 and 2000. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill will cease on January 1, 2002 upon adoption of this statement.

   Income before income taxes decreased $2.6 million to $2.1 million for 2001 as compared to net income before income taxes of $4.7 million for 2000, primarily due to the non-recurring executive compensation charge of $2.6 million (described in "Recent Events").

   The Company had net income of $1.0 million for 2001 as compared to net income of $2.7 million for 2000. Interest expense decreased $193,000 to $193,000 for 2001 as compared to interest expense of $386,000 for 2000 due to a reduction of average debt outstanding during the year and lower interest rates.

   The Company had income tax expense of $1.1 million (51.9% effective tax rate) for 2001, compared to income taxes of $2.0 million (42.8% effective tax rate) for 2000. The Company's effective tax rate is higher than its statutory tax rate primarily because its cost in excess of net assets acquired is not amortized for tax purposes.

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

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $4.1 million, $8.5 million, and $4.5 million for 2001, 2000, and 1999, respectively. The decrease in 2001 was principally due to a decrease in net income, increases in accounts receivable, inventory and other assets, decreases in accounts payable and accrued expenses offset by the decrease in net change in billings related to cost and estimated earnings on uncompleted contracts. The increase in 2000 was principally due to an increase in net income, decreases in accounts receivable, inventory and other assets and net change in billings related to cost and estimated earnings on uncompleted contracts and increase in accounts payable and accrued expenses. The Company has borrowed in the past to expand its facilities and to fund the Orange acquisition. The Company had a net increase in debt of $4.2 million in 2001 and net reductions of $2.5 million in 2000 and $2.6 million in 1999. The Company's working capital position was $9.3 million, $4.1 million, and $8.2 million at December 31, 2001, 2000, and 1999, respectively.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. Capital expenditures were $4.3 million for 2001 of which approximately $1.2 million was for the completion of the construction of a new drydock, $0.9 million was for improvements to the 52 acres of land in Amelia, Louisiana, $695,000 was for the purchase and implementation of enterprise resource planning system software and hardware, and $1.5 million was for improvements to its other facilities and equipment. Capital expenditures were $6.7 million for 2000 of which approximately $4.6 million was for work in progress of the construction of a new drydock and other improvements to repair segment facilities and equipment, $1.3 million was for the purchase of 52 acres of land in Amelia, Louisiana and $800,000 was for improvements to its other facilities and equipment.

   In March 2001, the Company completed construction of a new drydock, which is 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The cost was $5.7 million. Funds for the construction of the drydock came from cash and internally generated funds.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico. Work is currently in progress to develop approximately 16 acres of the property as a repair and conversion facility. The initial development included clearing land, grubbing and dredging at a total cost of $0.9 million. The next phase of development will include additional site preparation, installation of steel sheet-pile bulkhead system, dry excavation and dredging, other infrastructure improvements and outfitting with tools and equipment at an anticipated cost of approximately $6.7 million. The Company has received a commitment letter from its lending institution to finance the expansion. This project was strategically slowed down in the fourth quarter of 2001 but, based on anticipated demand for repair and conversion services, is now underway. Current plans are to move the Company's two largest drydocks to the facility, which is estimated to be in service during the fourth quarter of 2002.

   In addition to the $6.7 million in capital expenditures relating to the development of the Amelia property discussed above, for 2002 the Board of Directors has approved $2.2 million in capital expenditures for the maintenance, repair and upgrade of existing facilities. This includes $800,000 for the expansion of the Company's new construction facilities in Morgan City, which the Company expects to complete during the third quarter of 2002.

   Net cash provided by financing activities was $4.1 million for 2001 which included borrowing $8.7 million, the repayment of debt of $4.5 million, and $127,000 for the purchase of stock from executives as described in "Recent Events."

   During December 2001, the Company borrowed $6.5 million in additional long-term debt and refinanced the remaining $2.5 million balance on its term loan, resulting in a total term loan of $9.0 million at December 31, 2001. The additional borrowing was arranged to provide long-term financing on recent capital additions, which included the $5.7 million drydock placed in service in the first quarter of 2001.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 1.75% until March 31, 2002, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At December 31, 2001, the Company was in compliance with these covenants.

   The Term Loan is payable in 40 monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million due on May 31, 2005. At December 31, 2001, the Term Loan balance outstanding was $9.0 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2003. No draws were outstanding as of December 31, 2001.

   The table below sets out the cash contractual obligations of the Company at December 31, 2001 (in thousands). Each contractual obligation included in the table contains various terms conditions and covenants which, if violated, accelerate the payment of that obligation.

                                                Payment Due by the Year Ending
                                              ----------------------------------
           Contractual Obligation             Total   2002   2003   2004   2005
           ----------------------             ------ ------ ------ ------ ------
Long-term Debt
  Term loan.................................. $9,007 $1,284 $1,284 $1,284 $5,155
  Revolving credit facility..................     --     --     --     --     --
                                              ------ ------ ------ ------ ------
                                              $9,007 $1,284 $1,284 $1,284 $5,155
                                              ====== ====== ====== ====== ======

   The Company has received a commitment letter from its lending institution to provide a loan totaling $6.7 million to fund the development of the Amelia facility discussed above. The credit facilities will include a revolver that will convert to a term loan. Payments under the revolver will include interest only until December 31, 2002, at which time it will convert to a term loan to be repaid in 52 monthly principal payments of $58,000 plus interest with a final payment of $3.7 million due on May 31, 2007.

   In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. At December 31, 2001, no such amounts were outstanding. The market for companies engaged in marine fabrication to obtain bonding has become more difficult during the first quarter of 2002. The Company is currently attempting to secure adequate bonding for potential future job prospects. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations may increase.

   The Company's backlog of $10.4 million at December 31, 2001 was attributable to 11 projects, of which $5.5 million was attributable to three government projects.

   Management believes that the Company's existing working capital, cash flows from operations and bank commitments will be adequate to meet its working capital needs for operations and capital expenditures through 2002. The Company may pursue acquisition opportunities it believes are attractive if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

   Due to the relatively low levels of inflation experienced in fiscal 2001, 2000, and 1999, inflation did not have a significant effect on the results of the Company in those fiscal years.

Critical Accounting Policies and Estimates

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the Untied States of America. The preparation of these consolidated financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

   The Company is engaged in various types of construction under long-term construction contracts. The Company's financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the estimated cost, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is equal to the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete. Contract costs include all direct material, labor, and subcontracting costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance costs. Indirect costs are allocated to contracts on the basis of direct labor charges. Revisions in estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts which required the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Significant changes in estimates of cost due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss.

   The Company estimates its allowance for doubtful accounts receivable based on an evaluation of individual customer financial strength, current market conditions, and other information. If the Company's evaluation of its significant customers' and debtors' creditworthiness should change or prove incorrect, then the Company may have to recognize additional allowances in the period that it identifies the risk of loss.

   Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.

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

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001, as required and it had no impact on the Company's financial position.

   In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.8 million for the year ended December 31, 2001. As SFAS No. 142 allows, the Company will complete the required impairment test in the second quarter of 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations. The Company will adopt SFAS No. 142 beginning January 1, 2002.

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

   In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002, and it does not expect the implementation of this standard to have a material effect on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $9.0 million of the Company's long-term debt including current maturities with an interest rate of 3.62% at December 31, 2001, was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $90,000 per year if the Company were to maintain the same debt level and structure.

Item 8. Financial Statements and Supplementary Data

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  31
Consolidated Balance Sheets as of December 31, 2001 and 2000.............  32
Consolidated Statements of Operations for the Years Ended December 31,
 2001, 2000, and 1999....................................................  33
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 2001, 2000, and 1999.......................................  34
Consolidated Statements of Cash Flows for the Years Ended December 31,
 2001, 2000, and 1999....................................................  35
Notes to Consolidated Financial Statements...............................  36

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Conrad Industries, Inc.

   We have audited the accompanying consolidated balance sheets of Conrad Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conrad Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 20, 2002

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                December 31
                                                              ----------------
                           ASSETS                              2001     2000
                           ------                             -------  -------
CURRENT ASSETS:
  Cash and cash equivalents.................................. $ 6,909  $ 3,513
  Accounts receivable, net...................................   2,353    1,622
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.....................................   2,952    4,663
  Inventories................................................     247      240
  Other current assets.......................................   1,795    1,801
                                                              -------  -------
    Total current assets.....................................  14,256   11,839
PROPERTY, PLANT AND EQUIPMENT, net...........................  25,486   22,675
COST IN EXCESS OF NET ASSETS ACQUIRED........................  12,601   13,388
OTHER ASSETS.................................................     231       62
                                                              -------  -------
TOTAL ASSETS................................................. $52,574  $47,964
                                                              =======  =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
  Accounts payable........................................... $   859  $ 1,390
  Accrued employee costs.....................................   1,564      504
  Accrued expenses...........................................     826    1,441
  Current maturities of long-term debt.......................   1,284    2,508
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.....................................     411    1,889
                                                              -------  -------
    Total current liabilities................................   4,944    7,732
LONG-TERM DEBT, less current maturities......................   7,723    2,298
DEFERRED INCOME TAXES........................................   3,211    3,249
                                                              -------  -------
    Total liabilities........................................  15,878   13,279
                                                              -------  -------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,273,937 and 7,091,856 shares issued in 2001
   and 2000..................................................      73       71
  Additional paid-in capital.................................  28,992   27,868
  Unearned stock compensation................................     (21)      --
  Treasury stock at cost, 40,483 and 20,800 shares in 2001
   and 2000..................................................    (211)     (84)
  Retained earnings..........................................   7,863    6,830
                                                              -------  -------
    Total shareholders' equity...............................  36,696   34,685
                                                              -------  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................... $52,574  $47,964
                                                              =======  =======

                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
REVENUE.............................................. $46,904  $38,516  $32,555
COST OF REVENUE......................................  37,017   29,168   25,618
                                                      -------  -------  -------
GROSS PROFIT.........................................   9,887    9,348    6,937
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES.............................................   5,077    4,661    3,857
EXECUTIVE COMPENSATION EXPENSE.......................   2,613       --       --
                                                      -------  -------  -------
INCOME FROM OPERATIONS...............................   2,197    4,687    3,080
INTEREST EXPENSE.....................................    (193)    (386)    (639)
OTHER INCOME, NET....................................     144      417      313
                                                      -------  -------  -------
INCOME BEFORE INCOME TAXES...........................   2,148    4,718    2,754
PROVISION FOR INCOME TAXES...........................   1,115    2,021    1,252
                                                      -------  -------  -------
NET INCOME........................................... $ 1,033  $ 2,697  $ 1,502
                                                      =======  =======  =======
Net income per common share:
  Basic.............................................. $  0.14  $  0.38  $  0.21
                                                      =======  =======  =======
  Diluted............................................ $  0.14  $  0.38  $  0.21
                                                      =======  =======  =======
Weighted average common shares outstanding:
  Basic..............................................   7,129    7,067    7,078
                                                      =======  =======  =======
  Diluted............................................   7,149    7,076    7,078
                                                      =======  =======  =======



                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                          Common Stock
                            $0.01 Par                             Treasury
                              Value     Additional   Unearned   Stock at Cost
                          -------------  Paid-in      Stock     -------------  Retained
                          Shares Amount  Capital   Compensation Shares Amount  Earnings  Total
                          ------ ------ ---------- ------------ ------ ------  -------- -------
BALANCE, JANUARY 1,
 1999...................  7,078   $71    $27,780       $ --       --   $  --    $2,631  $30,482
Net income..............     --    --         --         --       --      --     1,502    1,502
                          -----   ---    -------       ----      ---   -----    ------  -------
BALANCE, DECEMBER 31,
 1999...................  7,078    71     27,780         --       --      --     4,133   31,984
Purchase of treasury
 stock..................     --    --         --         --       21     (84)       --      (84)
Exercise of stock
 options................     14    --         88         --       --      --        --       88
Net income..............     --    --         --         --       --      --     2,697    2,697
                          -----   ---    -------       ----      ---   -----    ------  -------
BALANCE, DECEMBER 31,
 2000...................  7,092    71     27,868         --       21     (84)    6,830   34,685
Purchase of treasury
 stock..................     --    --         --         --       19    (127)       --     (127)
Stock issued to
 executives.............    177     2      1,092         --       --      --        --    1,094
Restricted stock issued
 to executive...........      5    --         32        (32)      --      --        --       --
Amortization of unearned
 stock compensation.....     --    --         --         11       --      --        --       11
Net income..............     --    --         --         --       --      --     1,033    1,033
                          -----   ---    -------       ----      ---   -----    ------  -------
BALANCE, DECEMBER 31,
 2001...................  7,274   $73    $28,992       $(21)      40   $(211)   $7,863  $36,696
                          =====   ===    =======       ====      ===   =====    ======  =======



                See notes to consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................ $ 1,033  $ 2,697  $ 1,502
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...................   2,326    2,199    2,263
    Deferred income tax provision (benefit).........     174       93     (137)
    Executive compensation expense..................   1,547       --       --
    Other...........................................     153       --       13
    Changes in assets and liabilities:
      Accounts receivable...........................    (731)   1,450    4,610
      Net change in billings related to cost and
       estimated earnings on uncompleted contracts..     233      534   (1,464)
      Inventory and other assets....................    (551)     310   (1,308)
      Accounts payable and accrued expenses.........     (86)   1,174     (959)
                                                     -------  -------  -------
        Net cash provided by operating activities...   4,098    8,457    4,520
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant and
   equipment........................................  (4,320)  (6,692)    (744)
  Issuance of executive notes receivable............    (456)      --       --
                                                     -------  -------  -------
        Net cash used in investing activities.......  (4,776)  (6,692)    (744)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt....................   8,700       --       --
  Principal repayments of debt......................  (4,499)  (2,508)  (2,598)
  Purchase of treasury stock........................    (127)     (84)      --
  Proceeds from exercised stock options.............      --       88       --
                                                     -------  -------  -------
        Net cash provided by (used in) financing
         activities.................................   4,074   (2,504)  (2,598)
                                                     -------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................   3,396     (739)   1,178
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........   3,513    4,252    3,074
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR.............. $ 6,909  $ 3,513  $ 4,252
                                                     =======  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid, net of capitalized interest........ $   193  $   386  $   639
                                                     =======  =======  =======
  Taxes paid........................................ $ 2,068  $ 1,475  $ 1,957
                                                     =======  =======  =======
NON-CASH ACTIVITIES:
  Issuance of stock to executives................... $ 1,093  $    --  $    --
                                                     =======  =======  =======
  Issuance of restricted stock to executives........ $    32  $    --  $    --
                                                     =======  =======  =======
  Forgiveness of executive notes receivable and
   related interest................................. $   454  $    --  $    --
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

   Allowance for Doubtful Accounts--The Company estimates its allowance for doubtful accounts receivable based on an evaluation of individual customer financial strength, current market conditions, and other information.

   Property, Plant and Equipment--Property, plant and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets which range from three to forty years. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred.

   Interest Capitalization--Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. During the years ended December 31, 2001 and 2000, interest costs of $77,000 and $141,000 were capitalized. No amounts were capitalized during the year ended December 31, 1999.

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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

Accumulated amortization on excess cost was $3,145,000 and $2,358,000 at December 31, 2001 and 2000, respectively. In accordance with the provisions of SFAS No. 142, amortization of excess cost will cease on January 1, 2002, upon adoption of this statement.

   Impairment of Long-Lived Assets--Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset.

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

   Fair Value of Financial Instruments--The carrying amounts of the Company's financial instruments including cash and cash equivalents, receivables, payables and long-term debt approximates fair value at December 31, 2001 and 2000.

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

   New Accounting Pronouncements--The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138 on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management has concluded that the adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001, as required and it had no impact on the Company's financial position.

   In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.8 million for the years ended December 31, 2001, 2000 and 1999. As SFAS No. 142 allows, the Company will complete the required impairment test in the second quarter of 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations. The Company will adopt SFAS No. 142 beginning January 1, 2002.

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

   In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002, and it does not expect the implementation of this standard to have a material effect on the Company's financial position or results of operations.

2. RECEIVABLES

   Receivables consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                                  2001   2000
                                                                 ------ ------
   U.S. Government:
     Amounts billed............................................. $  357 $   --
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  1,137  1,921
                                                                 ------ ------
                                                                  1,494  1,921
   Commercial:
     Amounts billed.............................................  1,996  1,622
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  1,815  2,742
                                                                 ------ ------
       Total.................................................... $5,305 $6,285
                                                                 ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $20,000 at December 31, 2001 and 2000. During 2001, 2000 and 1999, there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at December 31, 2001, substantially all is expected to be collected within the next twelve months.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Information with respect to uncompleted contracts as of December 31, 2001 and 2000 is as follows (in thousands):

                                                                2001     2000
                                                               -------  -------
   Costs incurred on uncompleted contracts.................... $28,311  $18,577
   Estimated earnings.........................................   8,081    5,235
                                                               -------  -------
                                                                36,392   23,812
   Less billings to date...................................... (33,851) (21,038)
                                                               -------  -------
                                                               $ 2,541  $ 2,774
                                                               =======  =======

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                               2001    2000
                                                              ------  ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................... $2,952  $4,663
   Billings in excess of costs and estimated earnings on
    uncompleted contracts....................................   (411) (1,889)
                                                              ------  ------
     Total................................................... $2,541  $2,774
                                                              ======  ======

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                                2001     2000
                                                               -------  -------
   Land....................................................... $ 3,881  $ 3,854
   Buildings and improvements.................................  11,556   11,290
   Machinery and equipment....................................   6,254    5,781
   Drydocks and bulkheads.....................................  12,490    7,007
   Barges and boat............................................     480      480
   Office and automotive......................................     978      816
   Construction in progress...................................   2,520    4,715
                                                               -------  -------
                                                                38,159   33,943
   Less accumulated depreciation.............................. (12,673) (11,268)
                                                               -------  -------
                                                               $25,486  $22,675
                                                               =======  =======

4. LONG-TERM DEBT

   Long-term debt consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                                2001    2000
                                                               ------  ------
   Term loan--Bank, variable interest rate (3.62% at December
    31, 2001), due May 31, 2005..............................  $9,007  $4,806
   Less current maturities...................................  (1,284) (2,508)
                                                               ------  ------
                                                               $7,723  $2,298
                                                               ======  ======

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 1.75% until March 31, 2002, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% (4.25% at December 31, 2001) or LIBOR

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES plus 1.75% (3.62% at December 31, 2001). The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At December 31, 2001, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of May 31, 2005 and is payable in forty monthly principal payments of $107,000 plus interest.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2003. The Company pays a fee of 0.25% per annum on the unused portion of the facility. As of December 31, 2001, no amounts were outstanding on the Revolving Credit Facility.

   Annual maturities of long-term debt at December 31, 2001 are as follows (in thousands):

                                                                          Amount
                                                                          ------
   2002.................................................................. $1,284
   2003..................................................................  1,284
   2004..................................................................  1,284
   2005..................................................................  5,155
                                                                          ------
                                                                          $9,007
                                                                          ======

5. SHAREHOLDERS' EQUITY

 Treasury Stock

   On March 21, 2000, the Company's Board of Directors authorized management to repurchase shares of its outstanding common stock. The Company repurchased 40,483 and 20,800 shares at a total cost of approximately $211,000 and $84,000 as of December 31, 2001 and 2000, respectively. The shares are held as treasury stock and are available for use in connection with the Company's stock option and other compensation programs or for other corporate purposes.

 Income Per Share

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,128,840, 7,067,239 and 7,077,723 for the years ended December 31, 2001, 2000 and 1999, respectively. The number of weighted average shares for "diluted" income per share was 7,148,914, 7,076,110, and 7,077,723 for the years ended December 31, 2001, 2000 and 1999, respectively.

 Stock Issuance to Executive Officers

   In August 2001, the Company entered into an employment agreement with Kenneth G. Myers, Jr. providing for employment as the Company's President and Chief Executive Officer through December 31, 2004 and annual extensions thereafter, subject to the parties' mutual agreement. The minimum annual total compensation under

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES the agreement is $230,000. Pursuant to the agreement, on the executive's start date of August 27, 2001, he was granted 5,000 restricted shares of common stock, vesting on the anniversary of the start date, and options to purchase 50,000 shares of common stock at the market price on the start date, vesting over a three-year period.

   In August 2001, the Company and William H. Hidalgo entered into a transition agreement and terminated his employment agreement. The agreement provided that he would remain employed by the Company as President and Chief Executive Officer through August 26, 2001 and as Special Advisor to the new Chief Executive Officer through October 31, 2001. In consideration of past services, assistance with an orderly transition, surrender of his stock options, execution of the agreement (including a one-year non-competition covenant) and severance, Mr. Hidalgo received 132,820 shares of common stock and, payable on February 28, 2002, a severance payment of $195,290 and bonus of $622,500. Options to purchase 285,957 shares of common stock previously granted to Mr. Hidalgo have been cancelled. His $233,327 promissory note payable and related accrued interest payable to the Company has also been cancelled.

   The Company also granted Cecil A. Hernandez, the Company's Chief Financial Officer, in consideration of past services and surrender of his stock options, 44,261 shares of common stock and a cash bonus payable on February 28, 2002, of $248,000. Options to purchase 114,043 shares of common stock previously granted to Mr. Hernandez have been cancelled. His $139,277 promissory note payable and related accrued interest payable to the Company has also been cancelled. Mr. Hernandez will remain as the Company's Chief Financial Officer and a director.

   Messrs. Hidalgo and Hernandez executed notes payable to the Company in the amount of their related withholding tax obligations, which will be repaid on February 28, 2002 by an offset against the bonuses due on that date. In addition, the Company purchased 19,683 shares of common stock from the executives to assist them in meeting their income tax obligations relating to these transactions.

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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The following is a summary of the option activity for the years ended December 31, 2001, 2000 and 1999:

                                                              Weighted  Number
                                                                Avg.      of
                                                               Price   Options
                                                              -------- --------
   Outstanding at January 1, 1999............................  $6.75    492,543
   Granted...................................................   4.78     59,557
   Forfeited.................................................   6.75     (5,000)
                                                               -----   --------
   Outstanding at December 31, 1999..........................   6.54    547,100
   Granted...................................................   5.71     63,775
   Forfeited.................................................   6.75     (8,000)
   Exercised.................................................   6.22    (14,133)
                                                               -----   --------
   Outstanding at December 31, 2000..........................   6.45    588,742
   Granted...................................................   6.45     53,000
   Cancelled.................................................   6.65   (400,000)
                                                               -----   --------
   Outstanding at December 31, 2001..........................   6.12    241,742
                                                               =====   ========
   Exercisable at December 31, 2001                             6.11    188,148
                                                               =====   ========

   The following table summarizes information about stock options outstanding at December 31, 2001:

                          Options Outstanding       Options Exercisable
                    ------------------------------- --------------------
                                 Weighted  Weighted             Weighted
       Exercise                  Average   Average              Average
      Price Range     Number    Remaining  Exercise   Number    Exercise
       Per Share    Outstanding    Life     Price   Exercisable  Price
      -----------   ----------- ---------- -------- ----------- --------
      $3.25-$6.75     241,742   6.25 years  $6.12     188,148    $6.11

   Options granted under the Stock Plan during 2001, 2000 and 1999 have various vesting rights ranging from six months to two and one-half years from the date of the grant.

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

                                                          2001    2000    1999
                                                         ------  ------  ------
   Net income--as reported.............................. $1,033  $2,697  $1,502
   Net income--pro forma................................    796   2,233     582
   Diluted net income per share--as reported............   0.14    0.38    0.21
   Diluted net income per share--pro forma..............   0.11    0.32    0.08
   Weighted average fair value of grants................   3.64    2.93    1.50
   Black-Scholes option pricing model assumptions:
     Risk-free interest rate............................   4.00%   5.15%   5.15%
     Expected life (years)..............................    3.0     2.8     2.8
     Volatility.........................................   84.6%   92.5%   74.5%
     Dividend yield.....................................     --      --      --

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

 Warrants

   In June 1998, the Company issued to the underwriter involved in the initial public offering, warrants to purchase 72,000 shares of common stock exercisable for five years at the initial public offering price of $12.00 per share. At December 31, 2001, 2000 and 1999, no warrants had been exercised.

6. EMPLOYEE BENEFITS

   In August 1997, the Company established a 401(k) plan that covers all employees who meet certain eligibility requirements. Contributions to the plan by the Company are made at the discretion of the Board of Directors. Contribution expense was $128,000, $119,000 and $120,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7. INCOME TAXES

   Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of the asset and liability approach for financial accounting and reporting for income taxes.

   The Company has provided for Federal and State income taxes as follows (in thousands):

                                                           2001    2000   1999
                                                          ------- ------ ------
   Current provision..................................... $   941 $1,928 $1,389
   Deferred provision (benefit)..........................     174     93   (137)
                                                          ------- ------ ------
                                                          $ 1,115 $2,021 $1,252
                                                          ======= ====== ======

   State income taxes included above are not significant for the years presented.

   The provision for income taxes varied from the Federal statutory income tax rate due to the following (in thousands):

                                               2001        2000        1999
                                            ----------- ----------- -----------
                                            Amount  %   Amount  %   Amount  %
                                            ------ ---- ------ ---- ------ ----
Taxes at Federal statutory rate............ $  752 35.0 $1,651 35.0 $  964 35.0
Non-deductible goodwill amortization.......    275 12.8    276  5.8    275 10.0
Non-deductible penalty.....................     53  2.5     --   --     --   --
State income taxes.........................     35  1.6     94  2.0     13  0.5
                                            ------ ---- ------ ---- ------ ----
  Total.................................... $1,115 51.9 $2,021 42.8 $1,252 45.5
                                            ====== ==== ====== ==== ====== ====

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Deferred income taxes represent the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 2001 and 2000 are as follows (in thousands):

                                                                 2001    2000
                                                                ------  ------
   Deferred Tax Liabilities:
     Differences between book and tax basis of property, plant
      and equipment...........................................  $3,269  $3,249
     Other....................................................     (58)     --
                                                                ------  ------
                                                                 3,211   3,249
                                                                ======  ======
   Deferred Tax Assets (included in other current assets):
     Contracts in progress....................................     124     (42)
     Accrued expenses not currently deductible................    (177)   (223)
                                                                ------  ------
                                                                  (53)    (265)
                                                                ------  ------
   Net deferred tax liabilities...............................  $3,158  $2,984
                                                                ======  ======

8. SALES TO MAJOR CUSTOMERS

   Sales to various customers, which amount to 10% or more of the Company's total revenues for the three years ended December 31, 2001, 2000 and 1999 are summarized as follows (in thousands):

                                                  2001        2000        1999
                                               ----------  ----------  -----------
                                               Amount  %   Amount  %   Amount   %
                                               ------ ---  ------ ---  ------- ---
   Customer A................................. $5,065  11% $7,330  19% $10,606  33%
   Customer B.................................  7,429  16%
   Customer C.................................              7,488  19%   4,804  15%
   Customer D.................................                           3,620  11%
   Customer E.................................  5,805  12%  4,663  12%

   Sales to Customers A, B, D and E for all periods presented in the table were reported by the Company's Vessel Construction segment. Sales to Customer C for all periods presented in table were reported by the Company's Repair and Conversion segment.

9. RELATED PARTY TRANSACTIONS

   The Company purchases in its ordinary course of business certain components from Johnny's Propeller Shop, Inc., a company wholly owned by John P. Conrad, Jr., Co-Chairman of the Board of Directors. Total purchases for the three years ended December 31, 2001, 2000 and 1999 were $211,000, $207,000 and
$89,000, respectively. The Company believes that such transactions were made on a competitive basis at market prices.

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

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
   Revenue:
     Vessel construction............................. $33,610  $23,398  $23,870
     Repair and conversions..........................  13,294   15,118    8,685
                                                      -------  -------  -------
       Total Revenue.................................  46,904   38,516   32,555
                                                      -------  -------  -------
   Cost of Revenue:
     Vessel construction.............................  26,677   17,993   18,458
     Repair and conversions..........................  10,340   11,175    7,160
                                                      -------  -------  -------
       Total Cost of Revenue.........................  37,017   29,168   25,618
                                                      -------  -------  -------
   Gross Profit:
     Vessel construction.............................   6,933    5,405    5,412
     Repair and conversions..........................   2,954    3,943    1,525
                                                      -------  -------  -------
       Total Gross Profit............................   9,887    9,348    6,937
   Selling, General and Administrative Expenses......   5,077    4,661    3,857
   Executive Compensation Expense....................   2,613       --       --
                                                      -------  -------  -------
   Income from Operations............................   2,197    4,687    3,080
   Interest Expense..................................    (193)    (386)    (639)
   Other Income, net.................................     144      417      313
                                                      -------  -------  -------
   Income before Income Taxes........................   2,148    4,718    2,754
   Provision for Income Taxes........................   1,115    2,021    1,252
                                                      -------  -------  -------
   Net Income........................................ $ 1,033  $ 2,697  $ 1,502
                                                      =======  =======  =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                          Years Ended December
                                                                  31,
                                                          --------------------
                                                           2001   2000   1999
                                                          ------ ------ ------
   Depreciation and Amortization Expense:
     Vessel construction................................. $  814 $  781 $  793
     Repair and conversion...............................    551    471    524
     Included in selling, general and administrative
      expenses...........................................    961    947    946
                                                          ------ ------ ------
       Total Depreciation and Amortization Expense....... $2,326 $2,199 $2,263
                                                          ====== ====== ======

   Total assets and capital expenditures of the Company by segment are as follows (in thousands):

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------- ------- -------
Total Assets:
  Vessel construction.................................. $27,336 $29,565 $34,307
  Repair and conversion................................  11,720  11,759   5,663
  Other................................................  13,518   6,640   5,150
                                                        ------- ------- -------
    Total Assets....................................... $52,574 $47,964 $45,120
                                                        ======= ======= =======
Capital Expenditures:
  Vessel construction.................................. $   637 $   435 $   312
  Repair and conversion................................   1,642   4,624     160
  Other................................................   2,041   1,633     272
                                                        ------- ------- -------
    Total Capital Expenditures......................... $ 4,320 $ 6,692 $   744
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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $1.6 million at December 31, 2000. At December 31, 2001, no such amounts were outstanding.

12. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   Consolidated operating results for the four quarters of 2001 and 2000 were as follows (in thousands, except per share data):

                                                 Quarter Ended
                                 ----------------------------------------------
                                 March 31, June 30, September 30,  December 31,
                                 --------- -------- -------------  ------------
Fiscal 2001
Revenue.........................  $11,885  $12,173     $12,941       $ 9,905
Gross profit....................    2,769    2,928       2,819         1,371
Net income (loss)...............      951      976        (743)(1)      (151)
Net income (loss) per share:
  Basic.........................     0.13     0.14       (0.10)(1)     (0.02)
  Diluted.......................     0.13     0.14       (0.10)(1)     (0.02)


Fiscal 2000
Revenue.........................  $ 9,875  $ 8,611     $ 8,902       $11,128
Gross profit....................    2,525    2,282       2,108         2,433
Net income......................      782      576         626           714
Net income per share:
  Basic.........................     0.11     0.08        0.09          0.10
  Diluted.......................     0.11     0.08        0.09          0.10

--------
(1) Includes the effect of $2.6 million ($1.6 million after tax or $0.23 per diluted share) of executive compensation expense recognized in the third quarter ended September 30, 2001.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item as to the directors and executive officers of Conrad Industries, Inc. is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2002 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2001.

Item 11. Executive Compensation

   The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2001. Notwithstanding the foregoing, in accordance with Items 306 and 402(a)(8) of Regulation S-K and Item 7(d)(3) of Schedule 14A, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee" and "Performance Graph", and under the sub-heading "Report of the Audit Committee" (except for information following the heading "Audit Fees" therein), shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2002 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2001.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2002 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2001.

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

 Exhibits                              Description
 --------                              -----------
  3.1     --Amended and Restated Certificate of Incorporation (filed as Exhibit
           3.1 to the Company's Annual Report on Form 10-K for year ended
           December 31, 1998 and incorporated by reference herein).
  3.2     --Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's
           Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  4.1     --Specimen Common Stock Certificate (filed as Exhibit 4 to the
           Company's Registration Statement on Form 8-A and incorporated by reference herein).
  4.2     --Registration Rights Agreement by and among Conrad Industries, Inc.,
           J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John
           P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan
           Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court
           Trust, The James P. Conrad Trust, William H. Hidalgo, and Cecil A.
           Hernandez (filed as Exhibit 4.2 to the Company's Annual Report on
           Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
  4.3     --Registration Rights Agreement between Conrad Industries, Inc. and
           Morgan Keegan & Company, Inc. (filed as Exhibit 4.3 to the Company's
           Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.1     --Stock Purchase Agreement dated as of December 12, 1997, by and among Conrad Shipyard, Inc., Orange Shipbuilding, Thomas E. Clary,
           Robert D. Clary and George B. Clary (filed as Exhibit 10.1 to the
           Company's Registration Statement on Form S-1 (Registration No. 33-
           49773)
           and incorporated by reference herein).
 10.2     --Second Amended and Restated Loan Agreement, dated as of December
           31, 1999 by and among Whitney National Bank, Conrad Shipyard, Inc.,
           Orange Shipbuilding, Co., Inc. and Conrad Industries, Inc. (filed as
           Exhibit 10.13 to the Company's Form 10-Q for the period ended June
           30, 2000 and incorporated by reference herein).
 10.3     --Stock Exchange Agreement, dated as of March 31, 1998, by and among
           Conrad Industries, Inc., Conrad Shipyard, Inc., Orange Shipbuilding,
           John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr.
           Trust, The Daniel T. Conrad Trust, The Glenn Alan Conrad Trust, The
           Kenneth C. Conrad Trust, the Katherine C. Court Trust, The James P.
           Court Trust, William H. Hidalgo and Cecil A. Hernandez (filed as
           Exhibit 10.4 to the Company's Registration Statement on Form S-1
           (Registration No. 33-49773) and incorporated by reference herein).
 10.4**   --Conrad Industries, Inc. Amended and Restated 1998 Stock Plan (First
           Amendment)
           (filed with the Company's Proxy Statement on Schedule 14A filed on
           April 22, 1999 and incorporated by reference herein).
 10.5**   --Officer and Director Indemnification Agreement (filed as Exhibit
           10.6 to the Company's Registration Statement on Form S-
           1)(Registration No. 33-49773) and incorporated by reference herein).
 10.6**   --Employment Agreement between Conrad Shipyard, Inc. and J. Parker
           Conrad (filed as Exhibit 10.7 to the Company's Annual Report on Form
           10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.7**   --Employment Agreement between Conrad Shipyard, Inc. and John Parker
           Conrad, Jr. (filed as Exhibit 10.8 to the Company's Annual Report on
           Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

 Exhibits                             Description
 --------                             -----------
 10.8**   --Employment Agreement between Conrad Shipyard, Inc. and William H.
           Hidalgo (filed as Exhibit 10.9 to the Company's Annual Report on
           Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.9**   --Employment Agreement between Conrad Shipyard, Inc. and Cecil A.
           Hernandez (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.10    --Warrant Agreement between Conrad Industries, Inc. and Morgan
           Keegan & Company, Inc. (filed as Exhibit 10.12 to the Company's
           Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.11**  --Employment Agreement effective August 13, 2001, between Conrad
           Industries, Inc. and Kenneth G. Myers, Jr (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).
 10.12**  --Transition Agreement dated August 20, 2001, between Conrad
           Shipyard, L.L.C. and William H. Hidalgo, Sr. (filed as Exhibit
           10.3 to the Company's Form 10-Q for the period ended September 30,
           2001 and incorporated by reference herein).
 10.13**  --Agreement dated August 20, 2001, between Conrad Industries, Inc.
           and Cecil A. Hernandez. (filed as Exhibit 10.4 to the Company's
           Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).
 10.14*   --First Amendment To Second Amended and Restated Loan Agreement by
           Conrad Shipyard, L.L.C. and Whitney National Bank, Dated December
           31, 2001.
 21.1*    --Subsidiaries of Conrad Industries, Inc.


 23.1*    --Consent of Deloitte & Touche LLP.

--------
*  Filed herewith.
** Management contract or compensation plan.

 (b) Reports on Form 8-K:

   Conrad Industries, Inc. has not filed any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONRAD INDUSTRIES, INC.

Date: March 29, 2002
                                               /s/ Kenneth G. Myers, Jr.
                                          By: _________________________________
                                                   Kenneth G. Myers, Jr.
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ J. Parker Conrad            Co-Chairman of the Board     March 29, 2002
______________________________________  of Directors
           J. Parker Conrad

     /s/ John P. Conrad, Jr.           Co-Chairman of the Board     March 29, 2002
______________________________________  of Directors
         John P. Conrad, Jr.

    /s/ Kenneth G. Myers, Jr.          President, Chief Executive   March 29, 2002
______________________________________  Officer and Director
        Kenneth G. Myers, Jr.           (Principal Executive
                                        Officer)

      /s/ Cecil A. Hernandez           Vice President--Finance      March 29, 2002
______________________________________  and Administration, Chief
          Cecil A. Hernandez            Financial Officer,
                                        Secretary and Director
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

      /s/ Michael J. Harris            Director                     March 29, 2002
______________________________________
          Michael J. Harris

     /s/ Louis J. Michot, Jr.          Director                     March 29, 2002
______________________________________
         Louis J. Michot, Jr.

   /s/ Richard E. Roberson, Jr.        Director                     March 29, 2002
______________________________________
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
 10.9**   --Employment Agreement between Conrad Shipyard, Inc. and Cecil A.
           Hernandez (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.10    --Warrant Agreement between Conrad Industries, Inc. and Morgan
           Keegan & Company, Inc. (filed as Exhibit 10.12 to the Company's
           Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 10.11**  --Employment Agreement effective August 13, 2001, between Conrad
           Industries, Inc.. and Kenneth G. Myers, Jr (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30,
           2001 and incorporated by reference herein).
 10.12**  --Transition Agreement dated August 20, 2001, between Conrad
           Shipyard, L.L.C. and William H. Hidalgo, Sr.. (filed as Exhibit
           10.3 to the Company's Form 10-Q for the period ended
           September 30, 2001 and incorporated by reference herein).
 10.13**  --Agreement dated August 20, 2001, between Conrad Industries, Inc.
           and Cecil A. Hernandez. (filed as Exhibit 10.4 to the Company's
           Form 10-Q for the period ended September 30, 2001 and
           incorporated by reference herein).
 10.14*   --First Amendment To Second Amended and Restated Loan Agreement by
           Conrad Shipyard, L.L,C. and Whitney National Bank, Dated December
           31, 2001.
 21.1*    --Subsidiaries of Conrad Industries, Inc.
 23.1*    --Consent of Deloitte & Touche LLP.

--------
*  Filed herewith.
** Management contract or compensation plan.