Form 10-Q
period 2002-03-31
CONRAD INDUSTRIES INC
filed 2002-05-10
CIK 1059167

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

                      For the period ended March 31, 2002

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

              For the transition period from           to

                        Commission File Number 000-24263

                            CONRAD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 72-1416999
   (State of other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

          1501 Front Street
            P.O. Box 790                                  70381
       Morgan City, Louisiana                (Address of principal executive
                                                   offices) (Zip Code)

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

   As of May 8, 2002, 7,233,454 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                           Page
                                                                           ----
 Part I. Financial Information

    Item 1. Financial Statements (Unaudited)
            Consolidated Balance Sheets March 31, 2002 and December 31,
             2001.......................................................     3
            Consolidated Statements of Operations Three Months Ended
             March 31, 2002 and 2001....................................     4
            Consolidated Statements of Cash Flows Three Months Ended
             March 31, 2002 and 2001....................................     5
            Notes to the Consolidated Financial Statements..............     6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    12
    Item 3. Quantitative and Qualitative Disclosures about Market Risk..    18

 Part II. Other Information

    Item 1. Legal Proceedings...........................................    18
    Item 6. Exhibits and Reports on Form 8-K............................    18

 Signature...............................................................   20

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

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                         March 31, December 31,
                                                           2002        2001
                                                         --------- ------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................  $ 3,848    $ 6,909
  Accounts receivable, net..............................    2,692      2,353
  Costs and estimated earnings in excess of billings on
   uncompleted contracts................................    6,419      2,952
  Inventories...........................................      269        247
  Other current assets..................................    1,464      1,795
                                                          -------    -------
    Total current assets................................   14,692     14,256
PROPERTY, PLANT AND EQUIPMENT, net......................   25,729     25,486
COST IN EXCESS OF NET ASSETS ACQUIRED...................   12,601     12,601
OTHER ASSETS............................................      200        231
                                                          -------    -------
TOTAL ASSETS............................................  $53,222    $52,574
                                                          =======    =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................  $ 2,012    $   859
  Accrued employee costs................................      895      1,564
  Accrued expenses......................................      822        826
  Current maturities of long-term debt..................    1,284      1,284
  Billings in excess of costs and estimated earnings on
   uncompleted contracts................................      508        411
                                                          -------    -------
    Total current liabilities...........................    5,521      4,944
LONG-TERM DEBT, less current maturities.................    7,402      7,723
DEFERRED INCOME TAXES...................................    3,137      3,211
                                                          -------    -------
    Total liabilities...................................   16,060     15,878
                                                          -------    -------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value 20,000,000 shares
   authorized, 7,273,937 shares issued in 2002 and
   2001.................................................       73         73
  Additional paid-in capital............................   28,992     28,992
  Unearned stock compensation...........................      (13)       (21)
  Treasury stock at cost, 40,483 shares in 2002 and
   2001.................................................     (211)      (211)
  Retained earnings.....................................    8,321      7,863
                                                          -------    -------
    Total shareholders' equity..........................   37,162     36,696
                                                          -------    -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........  $53,222    $52,574
                                                          =======    =======

           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2002     2001
                                                               -------  -------
REVENUE....................................................... $10,585  $11,885
COST OF REVENUE...............................................   8,490    9,116
                                                               -------  -------
GROSS PROFIT..................................................   2,095    2,769
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..................   1,302    1,165
                                                               -------  -------
INCOME FROM OPERATIONS........................................     793    1,604
INTEREST EXPENSE..............................................     (81)     (17)
OTHER INCOME, NET.............................................      10       29
                                                               -------  -------
INCOME BEFORE INCOME TAXES....................................     722    1,616
PROVISION FOR INCOME TAXES....................................     264      665
                                                               -------  -------
NET INCOME.................................................... $   458  $   951
                                                               =======  =======
Net income per common share:
  Basic....................................................... $  0.06  $  0.13
                                                               =======  =======
  Diluted..................................................... $  0.06  $  0.13
                                                               =======  =======
Weighted average common shares outstanding:
  Basic.......................................................   7,228    7,071
                                                               =======  =======
  Diluted.....................................................   7,238    7,098
                                                               =======  =======



           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               2002     2001
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................. $   458  $   951
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization..............................     494      542
  Deferred income tax expense................................     (74)     223
  Changes in assets and liabilities:
   Accounts receivable.......................................    (339)  (5,453)
   Net change in billings related to cost and estimated
    earnings on uncompleted contracts........................  (3,370)   2,637
   Inventory and other assets................................    (147)     141
   Accounts payable and accrued expenses.....................     480    1,614
                                                              -------  -------
    Net cash (used in) provided by operating activities......  (2,498)     655
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment................    (698)  (1,438)
 Proceeds from repayment of executive notes receivable.......     456       --
                                                              -------  -------
    Net cash used in investing activities....................    (242)  (1,438)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments of debt................................    (321)    (627)
                                                              -------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................  (3,061)  (1,410)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............   6,909    3,513
                                                              -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................... $ 3,848  $ 2,103
                                                              =======  =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid, net of capitalized interest.................. $    81  $    17
                                                              =======  =======
 Taxes paid.................................................. $    --  $   355
                                                              =======  =======


           See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the "Company") which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, L.L.C. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). New construction work and some repair work is performed on a fixed-price basis. The Company performs the majority of repair work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated. In the opinion of the management of the Company, the interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company's audited 2001 consolidated financial statements and related notes filed on Form 10-K for the year ended December 31, 2001.

   The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2. RECEIVABLES

   Receivables consisted of the following at March 31, 2002 and December 31, 2001 (in thousands):

                                                                  2002   2001
                                                                 ------ ------
   U.S. Government:
     Amounts billed............................................. $  668 $  357
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  1,350  1,137
                                                                 ------ ------
                                                                  2,018  1,494
   Commercial:
     Amounts billed.............................................  2,024  1,996
     Unbilled costs and estimated earnings on uncompleted
      contracts.................................................  5,069  1,815
                                                                 ------ ------
       Total.................................................... $9,111 $5,305
                                                                 ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $85,000 and $20,000 at March 31, 2002 and December 31, 2001, respectively.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at March 31, 2002, substantially all is expected to be collected within the next twelve months.

   Information with respect to uncompleted contracts as of March 31, 2002 and December 31, 2001 is as follows (in thousands):

                                                                2002     2001
                                                               -------  -------
   Costs incurred on uncompleted contracts.................... $33,644  $28,311
   Estimated earnings.........................................   9,454    8,081
                                                               -------  -------
                                                                43,098   36,392
   Less billings to date...................................... (37,187) (33,851)
                                                               -------  -------
                                                               $ 5,911  $ 2,541
                                                               =======  =======

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                               2002    2001
                                                              ------  ------
   Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................... $6,419  $2,952
   Billings in excess of cost and estimated earnings on
    uncompleted contracts....................................   (508)   (411)
                                                              ------  ------
     Total................................................... $5,911  $2,541
                                                              ======  ======

3. LONG-TERM DEBT

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 1.75% until May 31, 2002, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At March 31, 2002, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of May 31, 2005 and is payable in thirty-seven monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million. At March 31, 2002, the Term Loan balance outstanding was $8.7 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2003. As of March 31, 2002, no amounts were outstanding on the Revolving Credit Facility.

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

4. INCOME PER SHARE

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,228,454 and 7,071,056 for the three months ended March 31, 2002 and 2001, respectively. The number of weighted average shares outstanding for "diluted" income per share was 7,237,631 and 7,097,996 for the three months ended March 31, 2002 and 2001, respectively.

5. SEGMENT AND RELATED INFORMATION

   The Company classifies its business into two segments:

 Vessel Construction

   The Company constructs a variety of marine vessels, including large and small deck barges, single and double hull tank barges, lift boats, push boats, offshore tug boats and offshore support vessels. The Company

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES also fabricates components of offshore drilling rigs and floating production, storage and offloading vessels including sponsons, stability columns, blisters, pencil columns and other modular components.

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

   The Company evaluates the performance of its segments based upon gross profit. Selling, general and administrative expenses, interest expense, other income, net, and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, "Summary of Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 2001. Intersegment sales and transfers are not significant.

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2002     2001
                                                               -------  -------
   Revenue:
     Vessel construction...................................... $ 6,753  $ 7,944
     Repair and conversions...................................   3,832    3,941
                                                               -------  -------
       Total revenue..........................................  10,585   11,885
                                                               -------  -------
   Cost of revenue:
     Vessel construction......................................   5,416    6,238
     Repair and conversions...................................   3,074    2,878
                                                               -------  -------
       Total cost of revenue..................................   8,490    9,116
                                                               -------  -------
   Gross profit:
     Vessel construction......................................   1,337    1,706
     Repair and conversions...................................     758    1,063
                                                               -------  -------
       Total gross profit.....................................   2,095    2,769
   Selling, general and administrative expenses...............   1,302    1,165
                                                               -------  -------
   Income from operations.....................................     793    1,604
   Interest expense...........................................     (81)     (17)
   Other income, net..........................................      10       29
                                                               -------  -------
   Income before income taxes.................................     722    1,616
   Provision for income taxes.................................     264      665
                                                               -------  -------
   Net income................................................. $   458  $   951
                                                               =======  =======

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

     Certain other financial information of the Company by segment is as follows (in thousands):

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                                2002    2001
                                                               ------- -------
   Depreciation and amortization expense:
     Vessel construction...................................... $   216 $   202
     Repair and conversions...................................     153     107
     Included in selling, general and administrative
      expenses................................................     125     233
                                                               ------- -------
       Total depreciation and amortization expense............ $   494 $   542
                                                               ======= =======

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                                2002    2001
                                                               ------- -------
   Capital expenditures:
     Vessel construction...................................... $   149 $   211
     Repair and conversions...................................      27   1,171
     Other....................................................     522      56
                                                               ------- -------
       Total capital expenditures............................. $   698 $ 1,438
                                                               ======= =======

   Total assets of the Company by segment is as follows as of March 31, 2002 and December 31, 2001 (in thousands):

                                                                2002    2001
                                                               ------- -------
   Total assets:
     Vessel construction...................................... $29,899 $27,336
     Repair and conversions...................................  12,551  11,720
     Other....................................................  10,772  13,518
                                                               ------- -------
       Total assets........................................... $53,222 $52,574
                                                               ======= =======

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

   Employment Agreements--The Company had employment agreements with certain of its executive officers which provided for employment of the officers through March 31, 2002, and provided for annual extensions at the end of its term, subject to the parties' mutual agreement. The minimum annual total compensation of these agreements was $570,000. The executives and the Company are in the process of discussing the terms of new or amended employment agreements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   In August 2001, the Company entered into an employment agreement with its President and Chief Executive Officer which provides for his employment through December 31, 2004 and annual extensions thereafter, subject to the parties' mutual agreement. The minimum annual total compensation under the agreement is $230,000.

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $1.7 million at March 31, 2002. At December 31, 2001, no such amounts were outstanding.

7. NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceases upon adoption of this statement. As SFAS No. 142 allows, the Company will complete the required impairment test in the second quarter of 2002. The Company has not determined the impact that the impairment test will have on its consolidated financial position or results of operations.

   In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):

                                                                   Three Months
                                                                   Ended March
                                                                       31,
                                                                   ------------
                                                                   2002   2001
                                                                   ----- ------
   Reported net income............................................ $ 458 $  951
   Add: Goodwill amortization, net of tax.........................    --    196
                                                                   ----- ------
     Adjusted net income.......................................... $ 458 $1,147
                                                                   ===== ======
   Reported basic earnings per share.............................. $0.06 $ 0.13
   Add: Goodwill amortization, net of tax per basic share.........    --   0.03
                                                                   ----- ------
     Adjusted basic earnings per share............................ $0.06 $ 0.16
                                                                   ===== ======
   Reported diluted earnings per share............................ $0.06 $ 0.13
   Add: Goodwill amortization, net of tax per diluted share.......    --   0.03
                                                                   ----- ------
     Adjusted diluted earnings per share.......................... $0.06 $ 0.16
                                                                   ===== ======

   The carrying amount of goodwill as of March 31, 2002 and December 31, 2001, by segment is as follows (in thousands):

                                                                  2002    2001
                                                                 ------- -------
   Vessel construction.......................................... $12,601 $12,601
   Repair and conversions.......................................      --      --
                                                                 ------- -------
     Total...................................................... $12,601 $12,601
                                                                 ======= =======

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

   In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company implemented SFAS No. 144 on January 1, 2002, as required, and it did not have a material effect on the Company's financial position or results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q as well as the Company's annual report on Form 10-K for the year ended December 31, 2001.

Overview

   The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The Company completed an initial public offering in June 1998 by issuing 2.1 million shares of common stock. Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana, and specializes in the construction, conversion and repair of large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats, offshore tug boats and offshore supply vessels. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels, including tug boats for the U.S. Army, offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and FPSOs. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels. In 2000, Conrad Shipyard, Inc. was converted into a Louisiana limited liability company named Conrad Shipyard, L.L.C.

   Demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. A significant portion of the Company's revenues comes from customers in the offshore oil and gas industry. During the fourth quarter of 2001, weakness in the economy in general and the offshore oil and gas industry in particular resulted in decreased demand and negatively affected the Company's financial performance. The Company experienced increased demand for repair and conversion services and increased bid activity in the first quarter of 2002. Market indicators, as well as seasonal workload patterns, lead the Company to believe that the first quarter increase in repair activity was due to seasonal demand and that second quarter repair production-hours will be less than the first quarter. The Company believes that there is little or no visibility at this time into the repair market. However, it does not anticipate a significant increase in activity in the repair and conversion segment until at least the third or fourth quarters of 2002. Bid activity in the vessel construction segment has improved. As evidence of this fact, since the end of the first quarter, the Company added $12.8 million to backlog which brings total backlog at May 9, 2002 to $22.0 million, excluding options for tug boats of $8 million. The Company believes that the effect of this additional backlog should be more evident in the third quarter operating results.

   The Company is engaged in various types of construction under contracts that generally range from one month to 36 months in duration. The Company uses the percentage-of-completion method of accounting and therefore takes into account the estimated costs, estimated earnings and revenue to date on fixed- price contracts not yet completed. The amount of revenue recognized is equal to the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of cost incurred during the period plus the fee earned.

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

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

             Conrad Industries, Inc. Summary Results of Operations
                                 (In thousands)

                                                   Three Months Ended March
                                                              31,
                                                   ----------------------------
                                                       2002           2001
                                                   -------------  -------------
Financial Data:
 Revenue
  Revenue Vessel construction..................... $6,753   63.8% $7,944   66.8%
  Repair and conversions..........................  3,832   36.2%  3,941   33.2%
                                                   ------  -----  ------  -----
    Total revenue................................. 10,585  100.0% 11,885  100.0%
                                                   ------  -----  ------  -----
 Cost of revenue
  Vessel construction.............................  5,416   80.2%  6,238   78.5%
  Repair and conversions..........................  3,074   80.2%  2,878   73.0%
                                                   ------  -----  ------  -----
    Total cost of revenue.........................  8,490   80.2%  9,116   76.7%
                                                   ------  -----  ------  -----
 Gross profit
  Vessel construction.............................  1,337   19.8%  1,706   21.5%
  Repair and conversions..........................    758   19.8%  1,063   27.0%
                                                   ------  -----  ------  -----
    Total gross profit............................  2,095   19.8%  2,769   23.3%
S G & A expenses..................................  1,302   12.3%  1,165    9.8%
                                                   ------  -----  ------  -----
Income from operations............................    793    7.5%  1,604   13.5%
Interest expense..................................     81    0.8%     17    0.1%
Other expenses (income), net......................    (10)  -0.1%    (29)  -0.2%
                                                   ------  -----  ------  -----
Income before income taxes........................    722    6.8%  1,616   13.6%
Income taxes......................................    264    2.5%    665    5.6%
                                                   ------  -----  ------  -----
Net Income........................................ $  458    4.3% $  951    8.0%
                                                   ======         ======
EBITDA (1)........................................ $1,287   12.2% $2,146   18.1%
                                                   ======         ======
Operating Data: Labor hours.......................    142            165

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

 Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001.

   During the three months ended March 31, 2002, the Company generated revenue of $10.6 million, a decrease of approximately $1.3 million, or 10.9%, compared to $11.9 million generated for the three months ended March 31, 2001. The decrease was due to a $1.2 million (15.0%) decrease in vessel construction revenue to $6.8 million for the three months ended March 31, 2002, compared to $7.9 million for the three months ended March 31, 2001 and a decrease of $109,000 (2.8%) in repair and conversion revenue to $3.8 million for the three months ended March 31, 2002 compared to $3.9 million for the three months ended March 31, 2001. The decrease in vessel construction revenue was attributable to a reduction in vessel construction production hours which decreased by 27.8% during the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decline was due to weakness in the economy in general and the offshore oil and gas industry in particular which resulted in decreased demand. The decrease in repair and conversion revenue during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily attributable to two conversion jobs in progress during the three months ended March 31, 2001, which required more material and equipment as compared to projects completed or in progress during the three months ended March 31, 2002. Repair and conversion hours increased by 5.9% during the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

   Gross profit decreased $674,000, or 24.3% to $2.1 million (19.8% of revenue) for the three months ended March 31, 2002 as compared to gross profit of $2.8 million (23.3% of revenue) for the three months ended March 31, 2001. Vessel construction gross profit decreased $369,000 or 21.6% to $1.3 million for the three months ended March 31, 2002 as compared to vessel construction gross profit of $1.7 million for the three months ended March 31, 2001. Repair and conversion gross profit decreased $305,000 or 28.7% to $758,000 for the three months ended March 31, 2002 as compared to repair and conversion gross profit of $1.1 million for the three months ended March 31, 2001. The decrease in vessel construction gross profit was primarily due to the decrease in vessel production hours and the factors discussed above. The decrease in repair and conversion gross profit was primarily due to more profitable jobs completed or in progress during the three months ended March 31, 2001 as compared to the three months ended March 31, 2002 due to higher cost and the inability of the Company to increase pricing because of market conditions during 2002.

   Vessel construction gross profit margins decreased to 19.8% for the three months ended March 31, 2002, compared to gross profit margins of 21.5% for the three months ended March 31, 2001. Repair and conversion gross profit margins decreased to 19.8% for the three months ended March 31, 2002, compared to gross profit margins of 27.0% for the three months ended March 31, 2001.

   Selling, general and administrative expenses increased $137,000, or 11.8%, to $1.3 million (12.3% of revenue) for the three months ended March 31, 2002, as compared to $1.2 million (9.8% of revenue) for the three months ended March 31, 2001. This increase was primarily due to an increase in bad debt expense, salary related expenses, depreciation and consulting expenses related to implementation of new enterprise business system and an increase in legal and accounting expenses. The increase was partially offset by the elimination of $200,000 in goodwill amortization expense due to SFAS No. 142, as discussed in
Note 7 to the financial statements.

   Income before income taxes decreased $894,000 to $722,000 for the three months ended March 31, 2002 as compared to income before income taxes of $1.6 million for the three months ended March 31, 2001, primarily due to the factors listed above.

   The Company had net income of $458,000 for the three months ended March 31, 2002 as compared to net income of $951,000 for the three months ended March 31, 2001. Interest expense increased $64,000 to $81,000 for three months ended March 31, 2002 as compared to interest expense of $17,000 for the three months ended March 31, 2001 due to capitalization of interest related to the construction of the drydock during the quarter ended March 31, 2001 and an increase in average debt during the quarter ended March 31, 2002.

   The Company had income tax expense of $264,000 (36.6% effective tax rate) for the three months ended March 31, 2002, compared to income taxes of $665,000 (41.2% effective tax rate) for the three months ended March 31, 2001. The Company's effective tax rate was higher in 2001 because its cost in excess of net assets acquired was not amortized for tax purposes, but was amortized for financial reporting purposes, in 2001. Effective January 1, 2002, as a result of the implementation of SFAS No. 142, cost in excess of net assets acquired in not amortized for financial reporting purposes.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash used by operations was $2.5 million for the three months ended March 31, 2002 due to increases in costs and estimated earnings on uncompleted contracts and an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses. Increases in costs and estimated earnings on uncompleted contracts was $3.4 million primarily as the result of the timing of billings related to jobs in progress or recently completed at March 31, 2002 most of which were billed during April 2002.

   The Company has borrowed in the past to expand its facilities and to fund the acquisition of Orange Shipbuilding in December 1997. The Company's working capital position was $9.2 million at March 31, 2002 compared to $9.3 million at December 31, 2001.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $242,000 for the three months ended March 31, 2002 reflected $698,000 in improvements to facilities and equipment offset by $456,000 proceeds received from the repayment of executive notes receivable.

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

   Net cash used in financing activities was $321,000 for the three months ended March 31, 2002 which was for the repayment of debt.

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

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 1.75% until May 31, 2002, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At March 31, 2002, the Company was in compliance with these covenants.

   The Term Loan is payable in 37 monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million due on May 31, 2005. At March 31, 2002, the Term Loan balance outstanding was $8.7 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2003. No draws were outstanding as of March 31, 2002.

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

   In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. At March 31, 2002, outstanding letters of credit and bonds amounted to $1.7 million.

   The Company's backlog was $11.3 million at March 31, 2002 as compared to $10.4 million at December 31, 2001 and $13.2 million at March 31, 2001. As of May 9, 2002, the Company had signed an additional $12.8 million in contracts subsequent to March 31, 2002, resulting in backlog of $22.0 million as of May 9, 2002.

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

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002. Amortization expense of existing goodwill was approximately $0.2 million for the three months ended March 31, 2001. As SFAS No. 142 allows, the Company will complete the required impairment test in the second quarter of 2002. The Company has not determined the impact that the impairment test will have on its consolidated financial position or results of operations. See footnote 7 to the financial statements for additional information.

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

   In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company implemented SFAS No. 144 on January 1, 2002, as required, and it did not have a material effect on the Company's financial position or results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $8.7 million of the Company's long-term debt with an interest rate of 3.65% at March 31, 2002 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $87,000 per year if the Company were to maintain the same debt level and structure.

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

Date: May 9, 2002

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