Form 10-Q
period 2002-06-30
CONRAD INDUSTRIES INC
filed 2002-08-14
CIK 1059167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

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

       1100 Brashear Ave., Suite 200
               P.O. Box 790
          Morgan City, Louisiana                              70381
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (985) 702-0195

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No __ -

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of August 14, 2002, 7,233,454 shares of the registrant's Common Stock were outstanding.

                                    FORM 10-Q

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                                Table of Contents


                                                                                      Page
Part I.  Financial Information
         Item 1. Financial Statements (Unaudited)
            Consolidated Balance Sheets June 30, 2002 and December 31, 2001............   3
            Consolidated Statements of Operations Three and Six Months Ended
            June 30, 2002 and 2001.....................................................   4
            Consolidated Statements of Cash Flows Six Months Ended
            June 30, 2002 and 2001.....................................................   5
            Notes to the Consolidated Financial Statements.............................   6

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.................................................  14

    Item 3. Quantitative and Qualitative Disclosures about Market Risk.................  22

Part II. Other Information

         Item 1. Legal Proceedings.....................................................  22

         Item 2. Changes in Securities and Use of Proceeds.............................  22

         Item 4. Submissions of Matters to a Vote of Security Holders..................  23

         Item 6. Exhibits and Reports on Form 8-K......................................  23

Signature..............................................................................  24

FORWARD-LOOKING-STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein other than statements of historical fact are forward-looking statements. When used in this Form 10-Q, the words "anticipate", "believe", "estimate" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the Company's reliance on cyclical industries, the Company's reliance on principal customers and government contracts, the Company's ability to perform contracts at costs consistent with estimated costs utilized in bidding for the projects covered by such contracts, variations in quarterly revenues and earnings resulting from the percentage of completion accounting method, the possible termination of contracts included in the Company's backlog at the option of customers, operating risks, competition for marine vessel contracts, the Company's ability to retain key management personnel and to continue to attract and retain skilled workers, state and federal regulations, the availability and cost of capital, and general industry and economic conditions. Additional risks associated with the potential acquisition of assets of Swiftships include the risks that a definitive agreement may not be executed and that conditions to closing the agreement may not be met, that the Company may be unable to obtain financing on acceptable terms, that the acquisition if consummated may not produce the financial results the Company anticipates, and the credit risk associated with the loan. These and other risks and assumptions are discussed in more detail in the Company's Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)


                                                                           June 30,   December 31,
                                    ASSETS                                   2002         2001
                                    ------                                 --------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $  5,279    $  6,909
  Accounts receivable, net                                                   5,726       2,353
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                    2,174       2,952
  Inventories                                                                  263         247
  Other current assets                                                       1,567       1,795
                                                                          --------    --------
           Total current assets                                             15,009      14,256

PROPERTY, PLANT AND EQUIPMENT, net                                          27,543      25,486

COST IN EXCESS OF NET ASSETS ACQUIRED                                        8,101      12,601

OTHER ASSETS                                                                   296         231
                                                                          --------    --------
TOTAL ASSETS                                                              $ 50,949    $ 52,574
                                                                          ========    ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $  2,561    $    859
  Accrued employee costs                                                       892       1,564
  Accrued expenses                                                             732         826
  Current maturities of long-term debt                                       1,284       1,284
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                    2,446         411
                                                                          --------    --------
           Total current liabilities                                         7,915       4,944

LONG-TERM DEBT, less current maturities                                      7,081       7,723

DEFERRED INCOME TAXES                                                        2,983       3,211
                                                                          --------    --------
           Total liabilities                                                17,979      15,878
                                                                          --------    --------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
    no shares issued                                                          --          --
  Common stock, $0.01 par value 20,000,000 shares authorized, 7,273,937
    shares issued in 2002 and 2001                                              73          73
  Additional paid-in capital                                                28,992      28,992
  Unearned stock compensation                                                   (5)        (21)
  Treasury stock at cost, 40,483 shares in 2002 and 2001                      (211)       (211)
  Retained earnings                                                          4,121       7,863
                                                                          --------    --------
           Total shareholders' equity                                       32,970      36,696
                                                                          --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 50,949    $ 52,574
                                                                          ========    ========

            See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         ------------------      -------------------
                                                           2002        2001        2002        2001
                                                         --------    --------    -------------------
REVENUE                                                 $ 10,427    $ 12,173    $ 21,012    $ 24,058
COST OF REVENUE                                            8,712       9,245      17,202      18,361
                                                        --------    --------    --------    --------
GROSS PROFIT                                               1,715       2,928       3,810       5,697
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               1,165       1,185       2,467       2,350
                                                        --------    --------    --------    --------
INCOME FROM OPERATIONS                                       550       1,743       1,343       3,347
INTEREST EXPENSE                                             (81)        (66)       (162)        (83)
OTHER INCOME, NET                                              5          54          15          83
                                                        --------    --------    --------    --------
INCOME BEFORE INCOME TAXES                                   474       1,731       1,196       3,347
PROVISION FOR INCOME TAXES                                   174         755         438       1,420
                                                        --------    --------    --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                             300         976         758       1,927
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                      --          --        (4,500)       --
                                                        --------    --------    --------    --------
NET INCOME (LOSS)                                       $    300    $    976    $ (3,742)   $  1,927
                                                        ========    ========    ========    ========
Basic and diluted earnings (loss) per share:
  Income before cumulative effect of change in
    accounting principle                                $   0.04    $   0.14    $   0.10    $   0.27
  Cumulative effect of change in accounting principle       --          --         (0.62)       --
                                                        --------    --------    --------    --------
  Net income (loss)                                     $   0.04    $   0.14    $  (0.52)   $   0.27
                                                        ========    ========    ========    ========
Weighted average common shares outstanding:

  Basic                                                    7,228       7,071       7,228       7,071
                                                        ========    ========    ========    ========
  Diluted                                                  7,239       7,115       7,228       7,107
                                                        ========    ========    ========    ========

            See notes to unaudited consolidated financial statements.

                    CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                             June 30,
                                                                       -------------------
                                                                          2002      2001
                                                                       --------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                    $(3,742)   $ 1,927
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Cumulative effect of change in accounting principle                4,500       --
      Depreciation and amortization                                        961      1,138
      Deferred income tax (benefit) expense                               (228)        12
      Changes in assets and liabilities:
        Accounts receivable                                             (3,373)    (2,253)
        Net change in billings related to cost and estimated
          earnings on uncompleted contracts                              2,813     (1,854)
        Inventory and other assets                                        (340)      (193)
        Accounts payable and accrued expenses                              936        705
                                                                       -------    -------
           Net cash provided by (used in) operating activities           1,527       (518)
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for plant and equipment                          (2,971)    (1,930)
  Proceeds from repayment of executive notes receivable                    456       --
                                                                       -------    -------
           Net cash used in investing activities                        (2,515)    (1,930)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments of debt                                            (642)    (1,254)
  Proceeds from line-of-credit                                            --        1,500
                                                                       -------    -------
           Net cash (used in) provided by financing activities            (642)       246
                                                                       -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (1,630)    (2,202)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           6,909      3,513
                                                                       -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 5,279    $ 1,311
                                                                       =======    =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
    Interest paid, net of capitalized interest                         $   162    $    83
                                                                       =======    =======
    Taxes paid                                                         $  --      $ 1,850
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

     The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   RECEIVABLES

     Receivables consisted of the following at June 30, 2002 and December 31, 2001 (in thousands):


                                                                    2002      2001
                                                                   ------    ------
U.S. Government:
  Amounts billed                                                   $1,930   $  357
  Unbilled costs and estimated earnings on uncompleted contracts      987    1,137
                                                                   ------   ------
                                                                    2,917    1,494
Commercial:
  Amounts billed                                                    3,796    1,996
  Unbilled costs and estimated earnings on uncompleted contracts    1,187    1,815
                                                                   ------   ------
Total                                                              $7,900   $5,305
                                                                   ======   ======

     Included above in amounts billed is an allowance for doubtful accounts of $85,000 and $20,000 at June 30, 2002 and December 31, 2001, respectively.

     Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at June 30, 2002, substantially all is expected to be collected within the next twelve months.

     Information with respect to uncompleted contracts as of June 30, 2002 and December 31, 2001 is as follows (in thousands):



                                                            2002     2001
                                                           ------   ------
     Costs incurred on uncompleted contracts             $ 33,562    $ 28,311
     Estimated earnings                                     9,038       8,081
                                                         --------    --------
                                                           42,600      36,392
     Less billings to date                                (42,872)    (33,851)
                                                         --------    --------
                                                         $   (272)   $  2,541
                                                         ========    ========

The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                             2002      2001
                                                            ------    ------
     Costs and estimated earnings in excess of billings
       on uncompleted contracts                            $ 2,174    $2,952
     Billings in excess of cost and estimated earnings
       on uncompleted contracts                             (2,446)     (411)
                                                           -------    ------
Total                                                      $  (272)   $2,541
                                                           =======    ======

3.   LONG-TERM DEBT

     The Company has a Loan Agreement with a commercial bank, which specifies the terms of a Term Loan, Revolving Credit Facility, and Development Loan. Interest accrues at LIBOR plus 1.75% until August 29, 2002, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At June 30, 2002, the Company was in compliance with these covenants.

     The Term Loan has a maturity date of May 31, 2005 and is payable in 34 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million. At June 30, 2002, the Term Loan balance outstanding was $8.4 million.

     The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2003. As of June 30, 2002, no amounts were outstanding on the Revolving Credit Facility.

     On July 18, 2002 the Company entered into the Development Loan which provides financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The facility includes a revolver that will convert to a term loan. Payments under the revolver will include interest only until December 31, 2002, at which time it will convert to a term loan to be repaid in fifty-two monthly principal payments of $58,000 plus interest with a final payment of $3.7 million due on May 31, 2007. As of July 31, 2002, no amounts were outstanding on this credit facility.

4.   SHAREHOLDERS' EQUITY

     Income per Share

     The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,228,454 and 7,071,056 for the three months ended June 30, 2002 and 2001, respectively, and 7,228,454 and 7,071,056 for the six months ended June 30, 2002 and 2001, respectively. The number of weighted average shares outstanding for "diluted" income per share was 7,239,240 and 7,114,922 for the three months ended June 30, 2002 and 2001, respectively, and 7,228,454 and 7,106,991 for the six months ended June 30, 2002 and 2001, respectively.

     Stockholder Rights Plan

     During May 2002, the Company adopted a rights plan. The rights plan is intended to protect stockholder interests in the event the Company becomes the subject of a takeover initiative that the Company's board of directors believes could deny the Company's stockholders the full value of their investment. The adoption of the rights plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The plan does not prohibit the board from considering any offer that it considers advantageous to its stockholders.

     Under the plan, the Company declared and paid a dividend on June 18, 2002 of one right for each share of common stock held by stockholders of record on June 11, 2002. Each right initially entitles the Company's stockholders to purchase one one-thousandth of a share of the Company's preferred stock for $20 per one one-thousandth, subject to adjustment. However, if a person acquires, or commences a tender offer that would result in ownership of, 15 percent or more of the Company's outstanding common stock while the plan remains in place, then, unless the Company redeems the rights for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of common stock or of the acquiring person having a market value of twice the purchase price of the rights.

     The rights will expire on May 23, 2012, unless redeemed or exchanged by the Company at an earlier date. The rights will initially trade with shares of the Company's common stock and will have no impact on the way in which the Company's shares are traded. There are currently no separate certificates evidencing the rights, and there is no market for the rights.

5.   SEGMENT AND RELATED INFORMATION

     The Company classifies its business into two segments:

     Vessel Construction

     The Company constructs a variety of marine vessels, including large and small deck barges, single and double hull tank barges, lift boats, push boats, offshore tug boats, ferries and offshore support vessels. The Company also fabricates components of offshore drilling rigs and floating production, storage and offloading vessels including sponsons, stability columns, blisters, pencil columns and other modular components.

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

Selected information as to the operations of the Company by segment is as follows (in thousands):


                                                      Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                     -------------------     -----------------
                                                      2002        2001        2002       2001
                                                     ------      ------      ------     ------
Revenue:
  Vessel construction                              $  7,895    $  8,461    $ 14,648    $ 16,405
  Repair and conversions                              2,532       3,712       6,364       7,653
                                                   --------    --------    --------    --------
     Total revenue                                   10,427      12,173      21,012      24,058
                                                   --------    --------    --------    --------
Cost of revenue:
  Vessel construction                                 6,678       6,654      12,094      12,892
  Repair and conversions                              2,034       2,591       5,108       5,469
                                                   --------    --------    --------    --------
     Total cost of revenue                            8,712       9,245      17,202      18,361
                                                   --------    --------    --------    --------
Gross profit:
  Vessel construction                                 1,217       1,807       2,554       3,513
  Repair and conversions                                498       1,121       1,256       2,184
                                                   --------    --------    --------    --------
     Total gross profit                               1,715       2,928       3,810       5,697
Selling, general and administrative expenses          1,165       1,185       2,467       2,350
                                                   --------    --------    --------    --------
Income from operations                                  550       1,743       1,343       3,347
Interest expense                                        (81)        (66)       (162)        (83)
Other income, net                                         5          54          15          83
                                                   --------    --------    --------    --------
Income before income taxes                              474       1,731       1,196       3,347
Provision for income taxes                              174         755         438       1,420
                                                   --------    --------    --------    --------
Income before cumulative effect of
  change in accounting principle                        300         976         758       1,927
Cumulative effect of change in
  accounting principle                                 --          --        (4,500)       --
                                                   --------    --------    --------    --------
Net income (loss)                                  $    300    $    976    $ (3,742)   $  1,927
                                                   ========    ========    ========    ========

Certain other financial information of the Company by segment is as follows (in thousands):


                                                       Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                       ------------------      -----------------
                                                        2002        2001         2002      2001
                                                       ------      ------       ------    ------
Depreciation and amortization expense:
  Vessel construction                                  $  218     $  204       $  434     $  406
  Repair and conversions                                  165        152          318        259
  Included in selling, general and
    administrative expenses                                84        240          209        473
                                                       ------     ------       ------     ------
           Total depreciation and amortization
             expense                                   $  467     $  596       $  961     $1,138
                                                       ======     ======       ======     ======

                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                     -------------------      -------------------
                                                      2002         2001        2002         2001
                                                     ------       ------      ------       ------
Capital expenditures:
  Vessel construction                                $   253     $   214     $    402    $     425
  Repair and conversions                               1,802         138        2,263        1,309
  Other                                                  218         140          306          196
                                                     -------     -------     --------    ---------
           Total capital expenditures                $ 2,273     $   492     $  2,971    $   1,930
                                                     ========    =======     ========    =========

     Total assets of the Company by segment is as follows as of June 30, 2002 and December 31, 2001 (in thousands):

                                       2002          2001
                                  -------------------------
Total assets:
  Vessel construction             $  25,567      $  27,336
  Repair and conversions             15,529         11,720
  Other                               9,853         13,518
                                  ---------      ---------
           Total assets           $  50,949      $  52,574
                                  =========      =========

     Certain assets, including cash and cash equivalents, and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

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

     Employment Agreements - The Company has employment agreements with certain of its executive officers which provide for employment of the officers through December 31, 2004, and provide for extensions at the end of the term, subject to the parties' mutual agreement. The minimum annual total compensation under these agreements is $570,000.

     In August 2001, the Company entered into an employment agreement with its President and Chief Executive Officer which provides for his employment through December 31, 2004 and annual extensions thereafter, subject to the parties' mutual agreement. The minimum annual total compensation under the agreement is $230,000.

     Letters of Credit and Bonds - In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $9.0 million at June 30, 2002. At December 31, 2001, no such amounts were outstanding.

     Swiftships Letter of Intent and Loan - On August 12, 2002, the Company announced that it had executed a letter of intent for the purchase of the assets of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC for approximately $12.5 million in cash. The Swiftships companies would also be eligible to receive an additional amount based on the performance of the assets during a three-year period after the closing. The Swiftships companies would use the proceeds of the asset sale to pay creditors. The letter of intent is non-binding with respect to the proposed acquisition, which is subject to the execution and closing of a definitive agreement.

     The letter of intent contains a binding exclusivity agreement whereby the Swiftships parties have agreed that before October 31, 2002 they will negotiate exclusively with Conrad and not solicit any competing acquisition proposal or enter into any agreement with respect to a competing acquisition proposal. In addition, if prior to the end of the exclusivity period or within 180 days thereafter, any of the Swiftships parties accepts or enters into any agreement with respect to any competing acquisition proposal, the Swiftships parties must pay Conrad a fee of $1 million payable at the time the transaction contemplated by the competing acquisition proposal is consummated.

     In connection with the letter of intent, Conrad has entered into a loan agreement pursuant to which it has agreed to lend on a secured basis up to $500,000 from time to time to Swiftships Shipbuilders, LLC prior to the execution of a definitive asset purchase agreement and up to an additional $500,000 thereafter, for purposes approved by Conrad. The loan is due on the earlier of September 30, 2002 or the closing of a definitive asset purchase agreement.

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

     During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is retroactively reflected as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations for the six months ended June 30, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

     A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share data):


                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                     --------------------------- ----------------------------
                                                         2002         2001            2002          2001
                                                        ------       ------          ------        ------
Reported income before cumulative effect of
  change in accounting principle                        $ 300       $  976          $   758         $1,927
Add:  Goodwill amortization                                 -          196                -            392
                                                        -----       ------          -------         ------
Adjusted income before cumulative effect of
  change in accounting principle                          300        1,172              758          2,319
Cumulative effect of change in accounting
  principle                                                 -            -           (4,500)             -
                                                        -----       ------          -------         ------
Adjusted net income (loss)                              $ 300       $1,172          $(3,742)        $2,319
                                                        =====       ======          =======         ======


                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                        ---------------------------  ----------------------------
                                                            2002         2001             2002         2001
                                                           ------       ------           ------       ------
Reported basic and diluted earnings per share
  before cumulative effect of change in accounting
  principle                                            $    0.04    $    0.14       $     0.10    $    0.27

Add:  Goodwill amortization, per basic and
  diluted share                                                -         0.03                -         0.06
                                                       ---------    ---------       ----------    ---------
Adjusted basic and diluted earnings per share
  before cumulative effect of change in accounting
  principle                                                 0.04         0.17             0.10          0.33
Cumulative effect of change in accounting
  principle, per basic and diluted share                      -            -             (0.62)            -
                                                       ---------    ---------       ----------     ---------
Adjusted basic and diluted earnings (loss) per share   $    0.04    $    0.17       $    (0.52)    $    0.33
                                                       =========    =========       ==========     =========


     The carrying amount of goodwill as of June 30, 2002 and December 31, 2001, by segment is as follows (in thousands):

                                     Vessel          Repair and
                                  Construction       Conversions      Total
                                  ------------       -----------      -----
Balance at December 31, 2001         $  12,601           $   -        $12,601
SFAS No. 142 impairment                 (4,500)              -         (4,500)
                                     ---------           -----        -------
Balance at June 30, 2002             $   8,101           $   -        $ 8,101
                                     =========           =====        =======

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses form extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial position or results of operations.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

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

Overview

The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The Company completed an initial public offering in June 1998 by issuing 2.1 million shares of common stock. Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana, and specializes in the construction, conversion and repair of large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats, offshore tug boats, ferries and offshore supply vessels. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels, including tug boats for the U.S. Army, offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and FPSOs. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels. In 2000, Conrad Shipyard, Inc. was converted into a Louisiana limited liability company named Conrad Shipyard, L.L.C.

Demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. A significant portion of the Company's revenues comes from customers in the offshore oil and gas industry. During the fourth quarter of 2001, weakness in the economy in general and the offshore oil and gas industry in particular resulted in decreased demand and negatively affected the Company's financial performance. The Company experienced an increase in demand for repair and conversion services in the first quarter of 2002 due to seasonal workload patterns. The Company experienced significant decreased demand for repair and conversion services in the second quarter of 2002 as compared to the first quarter due to higher seasonal demand in the first quarter The Company believes that there is little or no visibility at this time into the repair market. However, the Company believes that third quarter repair production-hours will be similar to the second quarter and does not anticipate a significant increase in activity in the repair and conversion segment until at least the fourth quarter of 2002 or the first quarter of 2003. Bid activity in the vessel construction segment has improved since the fourth quarter of 2001. The Company believes that the effect of the increase in backlog from $11.3 million at March 31, 2002 to $22.6 million at June 30, 2002 should be more evident in the third quarter operating results.

The Company is engaged in various types of construction under contracts that generally range from one month to 36 months in duration. The Company uses the percentage-of-completion method of accounting and therefore takes into account the estimated costs, estimated earnings and revenue to date on fixed- price contracts not yet completed. The amount of revenue recognized is equal to the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Revenues from cost-plus- fee contracts are recognized on the basis of cost incurred during the period plus the fee earned.

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

Recent Events

Internal Expansion

On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other existing Amelia facility. Work is currently in progress to develop approximately 16 acres of the property as a repair and conversion facility. The initial development included clearing land, grubbing and dredging at a total cost of $0.9 million. The next phase of development will include additional site preparation, installation of steel sheet-pile bulkhead system, dry excavation and dredging, other infrastructure improvements and outfitting with tools and equipment at an anticipated cost of approximately $6.7 million. Current plans are to move three of the Company's drydocks (including its largest drydock) to the facility which is estimated to be in service during the fourth quarter of 2002.

During July 2002, the Company completed the construction of another fabrication building at the Morgan City yard at a cost of approximately $800,000, which increased the Company's enclosed building space by approximately 15,000 square feet and increased capabilities for pre-fabricated components and modular construction techniques.

Stockholder Rights Plan

During May 2002, the Company adopted a rights plan. The rights plan is intended to protect stockholder interests in the event the Company becomes the subject of a takeover initiative that the Company's board of directors believes could deny the Company's stockholders the full value of their investment. The adoption of the rights plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The plan does not prohibit the board from considering any offer that it considers advantageous to its stockholders.

Under the plan, the Company declared and paid a dividend on June 18, 2002 of one right for each share of the Company's common stock held by stockholders of record on June 11, 2002. Each right initially entitles the Company's stockholders to purchase one one-thousandth of a share of the Company's preferred stock for $20 per one one-thousandth, subject to adjustment. However, if a person acquires, or commences a tender offer that would result in ownership of, 15 percent or more of the Company's outstanding common stock while the plan remains in place, then, unless the Company redeems the rights for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of the Company's common stock or of the acquiring person having a market value of twice the purchase price of the rights.

The rights will expire on May 23, 2012, unless redeemed or exchanged by the Company at an earlier date. A description and the terms of the rights are set forth in a rights agreement, dated May 23, 2002, between the Company and American Stock Transfer & Trust Company, which was filed as Exhibit 1 to the Company's registration statement on Form 8-A filed May 29, 2002. The rights will initially trade with shares of the Company's common stock and will have no impact on the way in which the Company's shares are traded. There are currently no separate certificates evidencing the rights, and there is no market for the rights.

Swiftships Letter of Intent and Loan

On August 12, 2002, the Company announced that it had executed a letter of intent for the purchase of the assets of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC for approximately $12.5 million in cash. The Swiftships companies would also be eligible to receive an additional amount based on the performance of the assets during a three-year period after the closing. The Swiftships companies would use the proceeds of the asset sale to pay creditors. The letter of intent is non-binding with respect to the proposed acquisition, which is subject to the execution and closing of a definitive agreement.

The letter of intent contains a binding exclusivity agreement whereby the Swiftships parties have agreed that before October 31, 2002 they will negotiate exclusively with Conrad and not solicit any competing acquisition proposal or enter into any agreement with respect to a competing acquisition proposal. In addition, if prior to the end of the exclusivity period or within 180 days thereafter, any of the Swiftships parties accepts or enters into any agreement with respect to any competing acquisition proposal, the Swiftships parties must pay Conrad a fee of $1 million payable at the time the transaction contemplated by the competing acquisition proposal is consummated.

In connection with the letter of intent, Conrad has entered into a loan agreement pursuant to which it has agreed to lend on a secured basis up to $500,000 from time to time to Swiftships Shipbuilders, LLC prior to the execution of a definitive asset purchase agreement and up to an additional $500,000 thereafter, for purposes approved by Conrad. The loan is due on the earlier of September 30, 2002 or the closing of a definitive asset purchase agreement.

Swiftships designs, builds, overhauls and repairs aluminum crew/supply boats, aluminum patrol boats and other marine vessels at two shipyards in Morgan City, Louisiana and employs approximately 130 people. During their over 30-year history, Swiftships and its predecessors have designed and constructed over 530 vessels ranging in size from 30 feet to 225 feet in length for domestic and foreign, commercial and government customers.

Conrad's management believes that Swiftships' aluminum crew/supply boats set the design and operational standards in the Gulf of Mexico against which others are measured. Conrad will be able to significantly enhance and expand its products, services and customer base with the acquisition of Swiftships' assets and experienced and dedicated workforce along with its designs and marketing expertise. Conrad will also gain entrance into the international commercial and government markets as Swiftships has successfully marketed and delivered products to over 75 countries over the past 30 years. The acquisition affords Conrad the opportunity for sustained growth in a different market segment than it currently operates. Conrad is working with the Swiftships companies to complete the acquisition process.

Results of Operations

The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

Conrad Industries, Inc. Summary Results of Operations
   (In thousands)


                                                  Three Months Ended  June 30,                Six Months Ended  June 30,
                                                ----------------------------------          ---------------------------------
                                                     2002                 2001                  2002                 2001
                                                -------------        -------------          ------------         ------------
Financial Data:
Revenue
  Vessel construction                            $7,895    75.7%      $8,461    69.5%      $14,648     69.7%    $16,405     68.2%
  Repair and conversions                          2,532    24.3%       3,712    30.5%        6,364     30.3%      7,653     31.8%
                                                -------              -------               -------              -------
    Total revenue                                10,427   100.0%      12,173   100.0%       21,012    100.0%     24,058    100.0%
                                                -------              -------               -------              -------
Cost of revenue
  Vessel construction                             6,678    84.6%       6,654    78.6%       12,094     82.6%     12,892     78.6%
  Repair and conversions                          2,034    80.3%       2,591    69.8%        5,108     80.3%      5,469     71.5%
                                                -------              -------               -------              -------
      Total cost of revenue                       8,712    83.6%       9,245    75.9%       17,202     81.9%     18,361     76.3%
                                                -------              -------               -------              -------
Gross profit
  Vessel construction                             1,217    15.4%       1,807    21.4%        2,554     17.4%      3,513     21.4%
  Repair and conversions                            498    19.7%       1,121    30.2%        1,256     19.7%      2,184     28.5%
                                                -------              -------               -------              -------
    Total gross profit                            1,715    16.4%       2,928    24.1%        3,810     18.1%      5,697     23.7%
S G & A expenses                                  1,165    11.2%       1,185     9.7%        2,467     11.7%      2,350      9.8%
                                                -------              -------               -------              -------
Income from operations                              550     5.3%       1,743    14.3%        1,343      6.4%      3,347     13.9%
                                                -------              -------               -------              -------
Interest expense                                     81     0.8%          66     0.5%          162      0.8%         83      0.3%
Other expenses (income), net                         (5)    0.0%         (54)   -0.4%          (15)    -0.1%        (83)    -0.3%
                                                -------              -------               -------              -------
Income before income taxes                          474     4.5%       1,731    14.2%        1,196      5.7%      3,347     13.9%
Income taxes                                        174     1.7%         755     6.2%          438      2.1%      1,420      5.9%
Income before cumulative effect of change in
  accounting principle                              300     2.9%         976     8.0%          758      3.6%      1,927      8.0%
Cumulative effect of change in accounting
  principle (2)                                       -     0.0%           -     0.0%       (4,500)   -21.4%          -      0.0%
                                                -------              -------               -------              -------
Net income (loss)                               $   300     2.9%     $   976     8.0%      $(3,742)   -17.8%    $ 1,927      8.0%
                                                =======              =======               =======              =======
EBITDA (1)                                      $ 1,017     9.8%     $ 2,339    19.2%      $ 2,304     11.0%    $ 4,485     18.6%
                                                =======              =======               =======              =======
 Operating Data: Labor hours                        108                  167                   250                  332

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

(2) The Company recorded a $4.5 million non-cash charge for the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets".

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001.

During the three months ended June 30, 2002, the Company generated revenue of $10.4 million, a decrease of approximately $1.7 million, or 14.3%, compared to $12.2 million generated for the three months ended June 30, 2001. The decrease was due to a $566,000 (6.7%) decrease in vessel construction revenue to $7.9 million for the three months ended June 30, 2002, compared to $8.5 million for the three months ended June 30, 2001 and a decrease of $1.2 million (31.8%) in repair and conversion revenue to $2.5 million for the three months ended June 30, 2002 compared to $3.7 million for the three months ended June 30, 2001. The decrease in vessel construction revenue was attributable to the decrease in vessel construction production hours which decreased by 28.6% during the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease in repair and conversion revenue during the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was primarily attributable to the decrease in repair and conversion production hours which decreased by 44.9% during the three months ended June 30, 2002 compared to the three months ended June 30, 2001 primarily due to decreased offshore oil and gas activity.

Gross profit decreased $1.2 million, or 41.4% to $1.7 million (16.4% of revenue) for the three months ended June 30, 2002 as compared to gross profit of $2.9 million (24.1% of revenue) for the three months ended June 30, 2001. Vessel construction gross profit decreased $590,000 or 32.7% to $1.2 million for the three months ended June 30, 2002 as compared to vessel construction gross profit of $1.8 million for the three months ended June 30, 2001. Repair and conversion gross profit decreased $623,000 or 55.6% to $498,000 for the three months ended June 30, 2002 as compared to repair and conversion gross profit of $1.1 million for the three months ended June 30, 2001. The decrease in vessel construction gross profit was primarily due to the decrease in vessel production hours due to less demand for vessel construction jobs. The decrease in repair and conversion gross profit was primarily due to the decrease in repair and conversion repair hours due to less demand for repair and conversion jobs during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Repair and conversion gross profit margins decreased to 19.7% for the three months ended June 30, 2002, compared to gross profit margins of 30.2% for the three months ended June 30, 2001 primarily due to the factors discussed above. Vessel construction gross profit margins decreased to 15.4% for the three months ended June 30, 2002, compared to gross profit margins of 21.4% for the three months ended June 30, 2001 primarily due the factors discussed above.

Selling, general and administrative expenses decreased $20,000, or 1.7%, to $1.2 million (11.2% of revenue) for the three months ended June 30, 2002, as compared to $1.2 million (9.7% of revenue) for the three months ended June 30, 2001. This decrease was primarily due to the elimination of $200,000 in goodwill amortization expense due to

SFAS No. 142, as discussed in Note 7 to the financial statements. This decrease was partially offset by an increase in salary related expenses, depreciation and consulting expenses related to implementation of new enterprise business system and an increase in legal and accounting expenses.

Income before income taxes decreased $1.3 million to $474,000 for the three months ended June 30, 2002 as compared to income before income taxes of $1.7 million for the three months ended June 30, 2001, primarily due to the factors listed above. The Company had income before cumulative effect of change in accounting principle of $300,000 for the three months ended June 30, 2002 as compared to $976,000 for the three months ended June 30, 2001.

Interest expense increased $15,000 to $81,000 for the three months ended June 30, 2002 as compared to interest expense of $66,000 for the three months ended June 30, 2001 due to an increase in the average outstanding loan balance.

The Company had income tax expense of $174,000 (36.7% effective tax rate) for the three months ended June 30, 2002, compared to income taxes of $755,000 (43.6% effective tax rate) for the three months ended June 30, 2001. The Company's effective tax rate was higher in 2001 because its cost in excess of net assets acquired was not amortized for tax purposes, but was amortized for financial reporting purposes, in 2001. Effective January 1, 2002, as a result of the implementation of SFAS No. 142, cost in excess of net assets acquired in not amortized for financial reporting purposes.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001.

During the six months ended June 30, 2002, the Company generated revenue of $21.0 million, a decrease of approximately $3.0 million, or 12.7%, compared to $24.1 million generated for the six months ended June 30, 2001. The decrease was due to a $1.8 million (10.7%) decrease in vessel construction revenue to $14.6 million for the six months ended June 30, 2002, compared to $16.4 million for the six months ended June 30, 2001 and a decrease of $1.3 million (16.8%) in repair and conversion revenue to $6.4 million for the six months ended June 30, 2002 compared to $7.7 million for the six months ended June 30, 2001. The decrease in vessel construction revenue was attributable to the decrease in vessel construction production hours which decreased by 28.2% during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decrease in repair and conversion revenue during the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was primarily attributable to the decrease in repair and conversion production hours which decreased by 44.9% during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001 due to decreased offshore oil and gas activity.

Gross profit decreased $1.9 million, or 33.1% to $3.8 million (18.1% of revenue) for the six months ended June 30, 2002 as compared to gross profit of $5.7 million (23.7% of revenue) for the six months ended June 30, 2001. Vessel construction gross profit decreased $959,000 or 27.3% to $2.6 million for the six months ended June 30, 2002 as compared to vessel construction gross profit of $3.5 million for the six months ended June 30, 2001. Repair and conversion gross profit decreased $928,000 or 42.5% to $1.3 million for the six months ended June 30, 2002 as compared to repair and conversion gross profit of $2.2 million for the six months ended June 30, 2001. The decrease in vessel construction gross profit was primarily due to the decrease in vessel production hours due to less demand for vessel construction jobs. The decrease in repair and conversion gross profit was primarily due to the decrease in repair and conversion repair hours due to less demand for repair and conversion jobs during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Repair and conversion gross profit margins decreased to 19.7% for the six months ended June 30, 2002, compared to gross profit margins of 28.5% for the six months ended June 30, 2001 primarily due to the factors discussed above. Vessel construction gross profit margins decreased to 17.4% for the six months ended June 30, 2002, compared to gross profit margins of 21.4% for the six months ended June 30, 2001 primarily due to the factors discussed above.

Selling, general and administrative expenses increased $117,000, or 5.0%, to $2.5 million (11.7% of revenue) for the six months ended June 30, 2002, as compared to $2.4 million (9.8% of revenue) for the six months ended June 30,

2001. This increase was primarily due to an increase in the reserve for bad debts, depreciation and consulting expenses related to implementation of new enterprise business system, salaries, and an increase in legal and accounting expenses. The increase was partially offset by the elimination of $400,000 in goodwill amortization expense due to SFAS No. 142, as discussed in Note 7 to the financial statements.

Income before income taxes decreased $2.2 million to $1.2 million for the six months ended June 30, 2002 as compared to income before income taxes of $3.3 million for the six months ended June 30, 2001, primarily due to the factors listed above. The Company had income before cumulative effect of change in accounting principle of $758,000 for the six months ended June 30, 2002 as compared to $1.9 million for the six months ended June 30, 2001.

During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill as discussed in Note 7 to the financial statements. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is retroactively reflected as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations for the six months ended June 30, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows. The recording of this non-cash charge for the impairment of goodwill resulted in a net loss of $3.7 million for the six months ended June 30, 2002.

Interest expense increased $79,000 to $162,000 for the six months ended June 30, 2002 as compared to interest expense of $83,000 for the six months ended June 30, 2001 due to an increase in the average outstanding loan balance.

The Company had income tax expense of $438,000 (36.6% effective tax rate) for the six months ended June 30, 2002, compared to income taxes of $1.4 million (42.4% effective tax rate) for the six months ended June 30, 2001. The Company's effective tax rate was higher in 2001 because its cost in excess of net assets acquired was not amortized for tax purposes, but was amortized for financial reporting purposes, in 2001. Effective January 1, 2002, as a result of the implementation of SFAS No. 142, cost in excess of net assets acquired in not amortized for financial reporting purposes.

Liquidity and Capital Resources

Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $1.5 million for the six months ended June 30, 2002 due to decreases in billings related to costs and estimated earnings on uncompleted contracts and increases in accounts receivable and other assets offset by an increase in accounts payable and accrued expenses. The Company's working capital position was $7.1 million at June 30, 2002 compared to $9.3 million at December 31, 2001. The decrease in the working capital position was primarily due to $3.0 million in capital expenditures for plant and equipment.

The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $2.5 million for the six months ended June 30, 2002 reflected $713,000 for the expansion of the Company's new construction facilities in Morgan City, $734,000 in improvements to facilities and equipment, $1.6 million for improvements to the 52 acres in Amelia offset by $456,000 proceeds received from the repayment of executive notes receivable.

On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico. Work is currently in progress to develop approximately 16 acres of the property as a repair and conversion facility. The initial development included clearing land, grubbing and dredging at a total cost of $0.9 million. The next phase of development will include additional site preparation, installation of steel sheet-pile bulkhead system, dry excavation and dredging, other infrastructure improvements and outfitting with tools and equipment at an anticipated cost of approximately $6.7 million. Current plans are to move three of the Company's drydocks (including its largest drydock) to the facility, which is estimated to be in service during the fourth quarter of 2002.

In addition to the $6.7 million in capital expenditures relating to the development of the Amelia property discussed above, for 2002 the Board of Directors has approved $2.2 million in capital expenditures for the maintenance, repair and upgrade of existing facilities. This includes $800,000 for the expansion of the Company's new construction facilities in Morgan City, which the Company placed in service during July 2002. The Company anticipates spending $5.9 million during the second half of 2002 for approved capital expenditures.

Net cash used in financing activities was $642,000 for the six months ended June 30, 2002 which was for the repayment of debt.

During December 2001, the Company borrowed $6.5 million in additional long- term debt and refinanced the remaining $2.5 million balance on its term loan, resulting in a total term loan of $9.0 million at December 31, 2001. The additional borrowing was arranged to provide long-term financing on recent capital additions, which included the $5.7 million drydock placed in service in the first quarter of 2001.

The Company has a Loan Agreement with a commercial bank, which specifies the terms of a Term Loan, Revolving Credit Facility and Development Loan. Interest accrues at LIBOR plus 1.75% until August 29, 2002, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At June 30, 2002, the Company was in compliance with these covenants.

The Term Loan is payable in 34 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million due on May 31, 2005. At June 30, 2002, the Term Loan balance outstanding was $8.4 million.

The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2003. No draws were outstanding as of June 30, 2002.

On July 18, 2002 the Company entered into the Development Loan which provides financing totaling $6.7 million to fund the development of the Amelia Deepwater facility discussed above. The facility includes a revolver that will convert to a term loan. Payments under the revolver include interest only until December 31, 2002, at which time it will convert to a term loan to be repaid in 52 monthly principal payments of $58,000 plus interest with a final payment of $3.7 million due on May 31, 2007. As of July 31, 2002, no amounts wee outstanding on this credit facility.

In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. At June 30, 2002, outstanding letters of credit and bonds amounted to $9.0 million.

The Company's backlog was $22.6 million at June 30, 2002 as compared to $10.4 million at December 31, 2001 and $10.9 million at June 30, 2001.

Management believes that the Company's existing working capital, cash flows from operations and bank commitments will be adequate to meet its working capital needs for operations and capital expenditures through 2002. The Company is currently negotiating with its financial institution to secure the necessary financing for the acquisition of Swiftships assets. Management believes that borrowings should be available on reasonable terms.

New Accounting Pronouncements

In June 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses form extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of changing interest rates. Interest on $8.4 million of the Company's long-term debt with an interest rate of 3.65% at June 30, 2002 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $84,000 per year if the Company were to maintain the same debt level and structure.

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

ITEM 2. Changes in Securities and Use of Proceeds

During May 2002, the Company adopted a stockholder rights plan. For a description of the plan, see Part I Item 2. "Recent Events - Stockholder Rights Plan" and Exhibit 4.4 to this Form 10-Q.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's 2002 annual meeting of stockholders was held on May 23, 2002. All director nominees were elected. The voting tabulation was as follows: Cecil A.
Hernandez: 6,504,899 votes for, 310,877 votes withheld; Louis J. Michot, Jr.:
6,504,899 votes for, 310,877 votes withheld. The proposal to approve the 2002 Stock Plan was approved. The voting tabulation was as follows: 5,186,585 votes for, 367,328 votes against and 5,087 abstentions.

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

          4.4 -- Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock Transfer & Trust Company (file as Exhibits 1, 2, 3 and 4 to the Company's Registration Statement on Form 8-A filed May 29, 2002 and incorporated by reference herein).

         10.1   --  Amendment No. 2 to Employment Agreement between Conrad
                    Industries, Inc. and Conrad Shipyard, L.L.C. and J. Parker Conrad dated March 31, 2002.


         10.2   --  Amendment No. 2 to Employment Agreement between Conrad
                    Industries, Inc. and Conrad Shipyard, L.L.C. and John P. Conrad, Jr. dated March 31, 2002.

         10.3   --  Amendment No. 2 to Employment Agreement between Conrad
                    Industries, Inc. and Conrad Shipyard, L.L.C. and Cecil A. Hernandez dated March 31, 2002.

(b)      Reports on Form 8-K

         Form 8-K announcing the issuance of Rights, filed May 29, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

                                      CONRAD INDUSTRIES, INC.


                                      By:   /s/ Cecil A. Hernandez
                                            --------------------------------
                                            Cecil A. Hernandez
                                            Senior Vice President and
                                            Chief Financial Officer