Form 10-Q
period 2002-09-30
CONRAD INDUSTRIES INC
filed 2002-11-12
CIK 1059167

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                    For the period ended September 30, 2002

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

            For the transition period from            to
                       Commission File Number 000-24263

                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware
                  (State of other
                  jurisdiction of              72-1416999
                 incorporation or           (I.R.S. Employer
                   organization)           Identification No.)

             1100 Brashear Ave., Suite
                        200
                   P.O. Box 790
              Morgan City, Louisiana              70381
               (Address of principal
                executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (985) 702-0195

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   As of November 8, 2002, 7,235,954 shares of the registrant's Common Stock were outstanding.

================================================================================

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                                                       Page
                                                                                                       ----
Part I. Financial Information

   Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets September 30, 2002 and December 31, 2001........................   3
          Consolidated Statements of Operations Three and Nine Months Ended September 30, 2002
            and 2001..................................................................................   4
          Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and 2001.........   5
          Notes to the Consolidated Financial Statements..............................................   6
   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....  14
   Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................  22
   Item 4.   Controls and Procedures..................................................................  22

Part II. Other Information

   Item 1.   Legal Proceedings........................................................................  22
   Item 6.   Exhibits and Reports on Form 8-K.........................................................  23

Signature.............................................................................................  24

CEO Certification.....................................................................................  25

CFO Certification.....................................................................................  26

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

                         PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                  (Unaudited)

                                                                                September 30, December 31,
                                                                                    2002          2001
                                                                                ------------- ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................................    $ 5,933      $ 6,909
   Accounts receivable, net....................................................      2,430        2,353
   Costs and estimated earnings in excess of billings on uncompleted contracts.      1,410        2,952
   Inventories.................................................................        670          247
   Other current assets........................................................      1,460        1,795
                                                                                   -------      -------
       Total current assets....................................................     11,903       14,256
PROPERTY, PLANT AND EQUIPMENT, net.............................................     28,128       25,486
COST IN EXCESS OF NET ASSETS ACQUIRED..........................................      8,101       12,601
OTHER ASSETS...................................................................        520          231
                                                                                   -------      -------
       TOTAL ASSETS............................................................    $48,652      $52,574
                                                                                   =======      =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable............................................................    $ 1,820      $   859
   Accrued employee costs......................................................        969        1,564
   Accrued expenses............................................................        778          826
   Current maturities of long-term debt........................................      1,284        1,284
   Billings in excess of costs and estimated earnings on uncompleted contracts.      1,293          411
                                                                                   -------      -------
       Total current liabilities...............................................      6,144        4,944
LONG-TERM DEBT, less current maturities........................................      6,760        7,723
DEFERRED INCOME TAXES..........................................................      3,037        3,211
                                                                                   -------      -------
       Total liabilities.......................................................     15,941       15,878
                                                                                   -------      -------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares
     issued....................................................................         --           --
   Common stock, $0.01 par value 20,000,000 shares authorized, 7,276,437 and
     7,273,937 shares issued in 2002 and 2001, respectively....................         73           73
   Additional paid-in capital..................................................     28,991       28,971
   Treasury stock at cost, 40,483 shares in 2002 and 2001......................       (211)        (211)
   Retained earnings...........................................................      3,858        7,863
                                                                                   -------      -------
       Total shareholders' equity..............................................     32,711       36,696
                                                                                   -------      -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................    $48,652      $52,574
                                                                                   =======      =======

           See notes to unaudited consolidated financial statements

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)
                                  (Unaudited)

                                                                   Three Months Ended Nine Months Ended
                                                                    September 30,       September 30,
                                                                   -----------------  ----------------
                                                                    2002      2001      2002     2001
                                                                   ------   -------   -------  -------
REVENUE........................................................... $9,379   $12,941   $30,391  $36,999
COST OF REVENUE...................................................  8,280    10,122    25,482   28,483
                                                                   ------   -------   -------  -------
GROSS PROFIT......................................................  1,099     2,819     4,909    8,516
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......................  1,150     1,247     3,617    3,597
TERMINATED ACQUISITION COSTS......................................    350        --       350       --
EXECUTIVE COMPENSATION EXPENSE....................................     --     2,613        --    2,613
                                                                   ------   -------   -------  -------
(LOSS) INCOME FROM OPERATIONS.....................................   (401)   (1,041)      942    2,306
INTEREST EXPENSE..................................................    (38)      (61)     (200)    (144)
OTHER INCOME, NET.................................................      9        24        24      107
                                                                   ------   -------   -------  -------
(LOSS) INCOME BEFORE INCOME TAXES.................................   (430)   (1,078)      766    2,269
(BENEFIT) PROVISION FOR INCOME TAXES..............................   (167)     (335)      271    1,085
                                                                   ------   -------   -------  -------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE.........................................   (263)     (743)      495    1,184
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................................................     --        --    (4,500)      --
                                                                   ------   -------   -------  -------
NET (LOSS) INCOME................................................. $ (263)  $  (743)  $(4,005) $ 1,184
                                                                   ======   =======   =======  =======
Basic and diluted (loss) income per share:
   (Loss) income before cumulative effect of change in accounting principle.................................................... $(0.04)  $ (0.10)  $  0.07  $  0.17
   Cumulative effect of change in accounting principle............     --        --     (0.62)      --
                                                                   ------   -------   -------  -------
       Net (loss) income.......................................... $(0.04)  $ (0.10)  $ (0.55) $  0.17
                                                                   ======   =======   =======  =======
Weighted average common shares outstanding:
   Basic..........................................................  7,230     7,143     7,229    7,095
                                                                   ======   =======   =======  =======
   Diluted........................................................  7,230     7,143     7,229    7,119
                                                                   ======   =======   =======  =======

           See notes to unaudited consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                          ----------------
                                                                                            2002     2001
                                                                                          -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income....................................................................... $(4,005) $ 1,184
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Cumulative effect of change in accounting principle...................................   4,500       --
   Depreciation and amortization.........................................................   1,419    1,733
   Deferred income tax (benefit) expense.................................................    (174)     148
   Executive compensation expense........................................................      --    1,547
   Changes in assets and liabilities:
     Accounts receivable.................................................................     (77)  (5,343)
     Net change in billings related to cost and estimated earnings on uncompleted
       contracts.........................................................................   2,424      937
     Inventory and other assets..........................................................    (365)    (420)
     Accounts payable and accrued expenses...............................................     318    1,642
                                                                                          -------  -------
       Net cash provided by operating activities.........................................   4,040    1,428
                                                                                          -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for plant and equipment............................................  (4,009)  (2,923)
 Issuance of note receivable--Swiftships.................................................    (500)      --
 Payment (issuance) of executive notes receivable........................................     456     (456)
                                                                                          -------  -------
       Net cash used in investing activities.............................................  (4,053)  (3,379)
                                                                                          -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal repayments of debt............................................................    (963)  (1,881)
 Net borrowings from line-of-credit......................................................      --    1,500
 Purchase of treasury stock..............................................................      --     (127)
                                                                                          -------  -------
       Net cash used in financing activities.............................................    (963)    (508)
                                                                                          -------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS................................................    (976)  (2,459)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................   6,909    3,513
                                                                                          -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................. $ 5,933  $ 1,054
                                                                                          =======  =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
 Interest paid, net of capitalized interest.............................................. $   200  $   144
                                                                                          =======  =======
 Taxes paid.............................................................................. $    --  $ 1,907
                                                                                          =======  =======
NONCASH ACTIVITIES:
 Issuance of stock to executives......................................................... $    --  $ 1,093
                                                                                          =======  =======
 Issuance of restricted stock to executive............................................... $     9  $    32
                                                                                          =======  =======
 Forgiveness of executive notes receivable and related interest.......................... $    --  $   454
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

   The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.  RECEIVABLES

   Receivables consisted of the following at September 30, 2002 and December 31, 2001 (in thousands):

                                                                    2002   2001
                                                                   ------ ------
U.S. Government:
   Amounts billed................................................. $  497 $  357
   Unbilled costs and estimated earnings on uncompleted contracts.    347  1,137
                                                                   ------ ------
                                                                      844  1,494
Commercial:
   Amounts billed.................................................  1,933  1,996
   Unbilled costs and estimated earnings on uncompleted contracts.  1,063  1,815
                                                                   ------ ------
       Total...................................................... $3,840 $5,305
                                                                   ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $85,000 and $20,000 at September 30, 2002 and December 31, 2001, respectively.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at September 30, 2002, substantially all is expected to be collected within the next twelve months.

   Information with respect to uncompleted contracts as of September 30, 2002 and December 31, 2001 is as follows (in thousands):

                                                    2002      2001
                                                  --------  --------
          Costs incurred on uncompleted contracts $ 33,782  $ 28,311
          Estimated earnings.....................    8,625     8,081
                                                  --------  --------
                                                    42,407    36,392
          Less billings to date..................  (42,290)  (33,851)
                                                  --------  --------
                                                  $    117  $  2,541
                                                  ========  ========

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                              2002    2001
                                                                            -------  ------
Costs and estimated earnings in excess of billings on uncompleted contracts $ 1,410  $2,952
Billings in excess of cost and estimated earnings on uncompleted contracts.  (1,293)   (411)
                                                                            -------  ------
   Total................................................................... $   117  $2,541
                                                                            =======  ======

3.  INVENTORIES

   Inventories consist primarily of costs related to vessels in progress not under customer contract. As of September 30, 2002, amounts related to these vessels totaled $408,000. No such amounts were outstanding as of December 31, 2001. Remaining inventories consist of excess job related materials and supplies. They are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

4.  LONG-TERM DEBT

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. Interest accrues at LIBOR plus 1.75% until December 2, 2002, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to
1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At September 30, 2002, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of May 31, 2005 and is payable in 31 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million. At September 30, 2002, the Term Loan balance outstanding was $8.0 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2003. As of September 30, 2002, no amounts were outstanding on the Revolving Credit Facility.

   On July 18, 2002, the Company entered into The Development Loan which provides financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The facility includes a revolver that will convert to a term loan. Payments under the revolver will include interest only until December 31, 2002, at which time it will convert to a term loan to be repaid in fifty-two monthly principal payments of $58,000 plus interest with a final payment of $3.7 million due on May 31, 2007. As of September 30, 2002, no amounts were outstanding on this credit facility.

5.  SHAREHOLDERS' EQUITY

  Income per Share

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,230,356 and 7,142,912 for the three months ended September 30,

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

2002 and 2001, respectively, and 7,229,095 and 7,095,271 for the nine months ended September 30, 2002 and 2001, respectively. The number of weighted average shares outstanding for "diluted" income per share was 7,230,356 and 7,142,912 for the three months ended September 30, 2002 and 2001, respectively, and 7,229,095 and 7,119,364 for the nine months ended September 30, 2002 and 2001, respectively.

  Stockholders' Rights Plan

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

   The rights will expire on May 23, 2012, unless redeemed or exchanged at an earlier date. The rights will initially trade with shares of the Company's common stock and will have no impact on the way in which the Company's shares are traded. There are currently no separate certificates evidencing the rights, and there is no market for the rights.

6.  SEGMENT AND RELATED INFORMATION

   The Company classifies its business into two segments:

  Vessel Construction

   The Company constructs a variety of marine vessels, including tugboats, ferries, liftboats, barges, offshore support vessels and other steel and aluminum products for both commercial and government markets. The Company also fabricates components of offshore drilling rigs and floating production, storage and offloading vessels including sponsons, stability columns, blisters, pencil columns and other modular components.

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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                                 Three Months
                                                                    Ended       Nine Months Ended
                                                                September 30,     September 30,
                                                               ---------------  ----------------
                                                                2002     2001     2002     2001
                                                               ------  -------  -------  -------
Revenue:
   Vessel construction........................................ $7,618  $ 9,352  $22,266  $25,757
   Repair and conversions.....................................  1,761    3,589    8,125   11,242
                                                               ------  -------  -------  -------
       Total revenue..........................................  9,379   12,941   30,391   36,999
                                                               ------  -------  -------  -------
Cost of revenue:
   Vessel construction........................................  6,383    7,241   18,477   20,133
   Repair and conversions.....................................  1,897    2,881    7,005    8,350
                                                               ------  -------  -------  -------
       Total cost of revenue..................................  8,280   10,122   25,482   28,483
                                                               ------  -------  -------  -------
Gross profit:
   Vessel construction........................................  1,235    2,111    3,789    5,624
   Repair and conversions.....................................   (136)     708    1,120    2,892
                                                               ------  -------  -------  -------
       Total gross profit.....................................  1,099    2,819    4,909    8,516
Selling, general and administrative expenses..................  1,150    1,247    3,617    3,597
Terminated acquisition costs..................................    350       --      350       --
Executive compensation expense................................     --    2,613       --    2,613
                                                               ------  -------  -------  -------
(Loss) income from operations.................................   (401)  (1,041)     942    2,306
Interest expense..............................................    (38)     (61)    (200)    (144)
Other income, net.............................................      9       24       24      107
                                                               ------  -------  -------  -------
(Loss) income before income taxes.............................   (430)  (1,078)     766    2,269
(Benefit) provision for income taxes..........................   (167)    (335)     271    1,085
                                                               ------  -------  -------  -------
(Loss) income before cumulative effect of change in accounting
  principle...................................................   (263)    (743)     495    1,184
Cumulative effect of change in accounting principle...........     --       --   (4,500)      --
                                                               ------  -------  -------  -------
Net (loss) income............................................. $ (263) $  (743) $(4,005) $ 1,184
                                                               ======  =======  =======  =======

      Certain other financial information of the Company by segment is as follows (in thousands):

                                                             Three Months   Nine Months
                                                                Ended          Ended
                                                             September 30, September 30,
                                                             ------------- -------------
                                                              2002   2001   2002   2001
                                                             ------  ----  ------ ------
Depreciation and amortization expense:
   Vessel construction...................................... $  194  $206  $  628 $  612
   Repair and conversions...................................    147   151     465    410
   Included in selling, general and administrative expenses.    117   238     326    711
                                                             ------  ----  ------ ------
       Total depreciation and amortization expense.......... $  458  $595  $1,419 $1,733
                                                             ======  ====  ====== ======
Capital expenditures:
   Vessel construction...................................... $  575  $ 39  $  977 $  464
   Repair and conversions...................................    405   954   2,668  2,263
   Other....................................................     58    --     364    196
                                                             ------  ----  ------ ------
       Total capital expenditures........................... $1,038  $993  $4,009 $2,923
                                                             ======  ====  ====== ======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Total assets of the Company by segment is as follows as of September 30, 2002 and December 31, 2001 (in thousands):

                                               2002    2001
                                              ------- -------
                   Total assets:
                      Vessel construction.... $22,645 $27,336
                      Repair and conversions.  15,465  11,720
                      Other..................  10,542  13,518
                                              ------- -------
                          Total assets....... $48,652 $52,574
                                              ======= =======

   Certain assets, including cash and cash equivalents, and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

   Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

7.  COMMITMENTS AND CONTINGENCIES

   Legal Matters --The Company is a party to various legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's consolidated financial statements.

   Employment Agreements--The Company has employment agreements with certain of its executive officers which provide for employment of the officers through December 31, 2004, and provide for extensions at the end of the term, subject to the parties' mutual agreement. The minimum annual total compensation under these agreements is $650,000.

   In September 2002, the Company entered into an employment agreement with Lewis J. Derbes, Jr. providing for employment as the Company's Vice President and Chief Financial Officer through December 31, 2004 and annual extensions thereafter, subject to the parties' mutual agreement. The minimum annual total compensation under the agreement is $140,000. Pursuant to the agreement, on the executive's start date of September 30, 2002, he was granted 2,500 restricted shares of common stock, vesting on the first anniversary of his start date, and options to purchase 25,000 shares of common stock at the market price on the start date, vesting over a three-year period.

   Construction Commitments --As of September 30, 2002, the Company had an outstanding commitment of $0.8 million for the construction of its new repair and conversion facility in Amelia, Louisiana.

   Letters of Credit and Bonds-- In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $26.5 million at September 30, 2002. At December 31, 2001, no such amounts were outstanding.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

8.  TERMINATED ACQUISITION COSTS

   On October 9, 2002, the Company announced that it had terminated negotiations under a non-binding letter of intent executed August 12, 2002 regarding the purchase of substantially all of the assets of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC. Approximately $350,000 of deferred acquisition costs were charged to operations for the three and nine months ended September 30, 2002 as a result of the termination of this proposed acquisition.

   In connection with the letter of intent, Conrad entered into an agreement pursuant to which it loaned approximately $500,000, secured by real estate, to Swiftships Shipbuilders, LLC. The loan was due on September 30, 2002. This amount is included under the caption "Other Assets" in the Company's consolidated balance sheet as of September 30, 2002.

9.  EXECUTIVE COMPENSATION EXPENSE

   In August 2001, the Company and William H. Hidalgo entered into a transition agreement and terminated his employment agreement. The agreement provided that he would remain employed by the Company as President and Chief Executive Officer through August 26, 2001 and as Special Advisor to the new Chief Executive Officer through October 31, 2001. In consideration of past services, assistance with an orderly transition, surrender of his stock options, execution of the agreement (including a one-year non-competition covenant) and severance, Mr. Hidalgo received approximately 132,820 shares of common stock and, on February 28, 2002, a severance payment of $195,290 and bonus of $622,500. Options to purchase 285,957 shares of common stock previously granted to Mr. Hidalgo were cancelled. His $233,327 promissory note payable and related accrued interest payable to the Company were also cancelled.

   The Company also granted Cecil A. Hernandez, the Company's former Chief Financial Officer, in consideration of past services and surrender of his stock options, approximately 44,261 shares of common stock and paid a cash bonus on February 28, 2002, of $248,000. Options to purchase 114,043 shares of common stock previously granted to Mr. Hernandez were cancelled. His $139,277 promissory note payable and related accrued interest payable to the Company were also cancelled.

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

10.  NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is retroactively reflected as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations for the nine months ended September 30, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

   A reconciliation of previously reported net income and income per share to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share data):

                                                                         Three Months     Nine Months
                                                                             Ended           Ended
                                                                         September 30,   September 30,
                                                                        --------------  ---------------
                                                                         2002    2001     2002    2001
                                                                        ------  ------  -------  ------
Reported (loss) income before cumulative effect of change in accounting
  principle............................................................ $ (263) $ (743) $   495  $1,184
Add: Goodwill amortization.............................................     --     196       --     588
                                                                        ------  ------  -------  ------
Adjusted (loss) income before cumulative effect of change in accounting
  principle............................................................   (263)   (547)     495   1,772
Cumulative effect of change in accounting principle....................     --      --   (4,500)     --
                                                                        ------  ------  -------  ------
   Adjusted net (loss) income.......................................... $ (263) $ (547) $(4,005) $1,772
                                                                        ======  ======  =======  ======
Reported basic and diluted (loss) income per share before cumulative effect of change in accounting principle............................. $(0.04) $(0.10) $  0.07  $ 0.17
Add: Goodwill amortization, per basic and diluted share................     --    0.03       --    0.08
                                                                        ------  ------  -------  ------
Adjusted basic and diluted (loss) income per share before cumulative
  effect of change in accounting principle.............................  (0.04)  (0.07)    0.07    0.25
Cumulative effect of change in accounting principle, per basic share...     --      --    (0.62)     --
                                                                        ------  ------  -------  ------
   Adjusted basic and diluted (loss) income per share.................. $(0.04) $(0.07) $ (0.55) $ 0.25
                                                                        ======  ======  =======  ======

   The carrying amount of goodwill as of September 30, 2002 and December 31, 2001, by segment is as follows (in thousands):

                                           Vessel    Repair and
                                        Construction Conversions  Total
                                        ------------ ----------- -------
      Balance at December 31, 2001.....   $12,601        $--     $12,601
      SFAS No. 142 impairment..........    (4,500)        --      (4,500)
                                          -------        ---     -------
         Balance at September 30, 2002.   $ 8,101        $--     $ 8,101
                                          =======        ===     =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and does not expect the adoption of this standard will have a material effect on its consolidated financial position or results of operations.

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

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial position or results of operations.

   In July 2002, FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructuring, discontinued operations, plant closing, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

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

Overview

   The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The Company completed an initial public offering in June 1998 by issuing 2.1 million shares of common stock. Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana. The Company designs, builds and overhauls tugboats, ferries, liftboats, barges, offshore support vessels and other steel and aluminum products for both commercial and government markets. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels, including tug boats for the U.S. Army, offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and FPSOs. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana, thereby expanding its capacity to provide conversion and repair services for marine vessels. In 2000, Conrad Shipyard, Inc. was converted into a Louisiana limited liability company named Conrad Shipyard, L.L.C.

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

   During the fourth quarter of 2001, weakness in the economy in general and the offshore oil and gas industry in particular resulted in decreased demand and negatively affected the Company's financial performance. The Company experienced an increase in demand for repair and conversion services in the first quarter of 2002 due to seasonal workload patterns. The Company experienced significant decreased demand for repair and conversion services in the second and third quarters of 2002 as compared to the first quarter due to higher seasonal demand in the first quarter. The Company believes that there is little or no visibility at this time into the repair market. However, the Company believes that fourth quarter repair production-hours will be similar to the third quarter and does not anticipate a significant increase in activity in the repair and conversion segment until at least the first quarter of 2003 when, as a result of seasonality, the market traditionally improves.

   Bid activity in the vessel construction segment has improved since the fourth quarter of 2001. The Company's backlog, excluding unexercised options, was $32.7 million at September 30, 2002 as compared to $10.4 million at December 31, 2001 and $10.0 million at September 30, 2001. The increase in backlog is primarily attributable to the award of a $16.6 million contract by the Corps of Engineers for the construction of three towboats. The contract also includes an option, exercisable by the customer, for one additional towboat valued at approximately $5.6 million. In addition, the Company is currently in discussion and negotiations with various customers for new vessel construction projects and remains cautiously optimistic that these projects will add to our backlog in the near future. The Company believes that the impact of the increased bid activity, new contracts and potential projects will become more evident in the 2003 operating results.

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

Recent Events

  Internal Expansion

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico. Work is currently in progress to develop approximately 14 acres of the property as a repair and conversion facility. The initial development included clearing land, grubbing and dredging at a total cost of $0.9 million. The current phase of development includes additional site preparation, installation of a steel sheet-pile bulkhead system, dry excavation and dredging, other infrastructure improvements and outfitting with tools and equipment at an anticipated total cost of approximately $6.7 million. As of September 30, 2002, the Company has incurred $2.4 million of cost on the project. Current plans are to move the Company's two largest drydocks to the facility. The facility will allow the Company to handle vessels with deeper drafts than the Company can currently service at its other facilities. The infrastructure improvements also allow for the potential future development of the facility to accommodate vessel construction should the market so dictate. The facility was originally planned to be in service during the fourth quarter of 2002; however, due to Tropical Storm Isidore, Hurricane Lili, and the excessive rainfall in Southern Louisiana the last few months, the Amelia facility is not expected to be in service until either late in the fourth quarter of 2002 or early during the first quarter of 2003.

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

Change in Management

   Cecil A. Hernandez elected to resign as Chief Financial Officer effective September 30, 2002. Mr. Hernandez will remain an officer of the Company through November 15, 2002 and also will remain as a Director of Conrad Industries, Inc.

   The Company has appointed Lewis J. Derbes, Jr. as Vice-President and Chief Financial Officer, effective September 30, 2002, pursuant to the terms of an employment agreement described in Note 7 to the Company's consolidated financial statements included herein. Mr. Derbes has spent the past five years with Northrop Grumman Corporation's subsidiary--Avondale Industries, Inc., serving in various senior management positions, recently as Vice President and Controller.

Swiftships Letter of Intent and Loan

   On October 9, 2002, the Company announced that it had terminated negotiations under a previously announced non-binding letter of intent for the purchase of the assets of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC. Approximately $350,000 of deferred acquisition costs were charged to operations for the three and nine months ended September 30, 2002 as a result of the termination of this proposed acquisition.

   The letter of intent contained a binding exclusivity agreement whereby the Swiftships parties agreed that before the earlier of the termination of negotiations by Conrad or October 31, 2002 they would negotiate exclusively with Conrad and not solicit any competing acquisition proposal or enter into any agreement with respect to a competing acquisition proposal. In addition, if prior to the end of the exclusivity period or within 180 days thereafter, any of the Swiftships parties accepts or enters into any agreement with respect to any competing acquisition proposal, the Swiftships parties must pay Conrad a fee of $1 million payable at the time the transaction contemplated by the competing acquisition proposal is consummated.

   In connection with the letter of intent, Conrad entered into an agreement pursuant to which it loaned approximately $500,000, secured by real estate, to Swiftships Shipbuilders, LLC. The loan was due on September 30, 2002. The Company is currently in negotiations with Swiftships relating to the collection of the outstanding loan.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

                                          Three Months Ended September 30, Nine Months Ended September 30,
                                          -----------------------------    ------------------------------
                                               2002             2001            2002            2001
                                          -------------    --------------  --------------  --------------
Financial Data:
  Revenue
    Vessel construction.................. $7,618     81.2% $ 9,352   72.3% $22,266   73.3% $25,757   69.6%
    Repair and conversions...............  1,761     18.8%   3,589   27.7%   8,125   26.7%  11,242   30.4%
                                          ------    -----  -------  -----  -------  -----  -------  -----
       Total revenue.....................  9,379    100.0%  12,941  100.0%  30,391  100.0%  36,999  100.0%
                                          ------    -----  -------  -----  -------  -----  -------  -----
  Cost of revenue
    Vessel construction..................  6,383     83.8%   7,241   77.4%  18,477   83.0%  20,133   78.2%
    Repair and conversions...............  1,897    107.7%   2,881   80.3%   7,005   86.2%   8,350   74.3%
                                          ------    -----  -------  -----  -------  -----  -------  -----
       Total cost of revenue.............  8,280     88.3%  10,122   78.2%  25,482   83.8%  28,483   77.0%
                                          ------    -----  -------  -----  -------  -----  -------  -----
  Gross profit
    Vessel construction..................  1,235     16.2%   2,111   22.6%   3,789   17.0%   5,624   21.8%
    Repair and conversions...............   (136)    -7.7%     708   19.7%   1,120   13.8%   2,892   25.7%
                                          ------    -----  -------  -----  -------  -----  -------  -----
       Total gross profit................  1,099     11.7%   2,819   21.8%   4,909   16.2%   8,516   23.0%
S G & A expenses.........................  1,150     12.3%   1,247    9.6%   3,617   11.9%   3,597    9.7%
Non-cash executive compensation (1)......     --      0.0%   2,613   20.2%      --    0.0%   2,613    7.1%
Terminated acquisition costs (2).........    350      3.7%      --    0.0%     350    1.2%      --    0.0%
                                          ------    -----  -------  -----  -------  -----  -------  -----
Income (loss) from operations............   (401)    -4.3%  (1,041)  -8.0%     942    3.1%   2,306    6.2%
Interest expense.........................     38      0.4%      61    0.5%     200    0.7%     144    0.4%
Other expenses (income), net.............     (9)    -0.1%     (24)  -0.2%     (24)  -0.1%    (107)  -0.3%
                                          ------    -----  -------  -----  -------  -----  -------  -----
Income (loss) before income taxes........   (430)    -4.6%  (1,078)  -8.3%     766    2.5%   2,269    6.1%
Income taxes (benefit)...................   (167)    -1.8%    (335)  -2.6%     271    0.9%   1,085    2.9%
                                          ------    -----  -------  -----  -------  -----  -------  -----
Income (loss) before cumulative effect of
 change in accounting principle..........   (263)    -2.8%    (743)  -5.7%     495    1.6%   1,184    3.2%
Cumulative effect of change in accounting
 principle (3)...........................     --      0.0%      --    0.0%  (4,500) -14.8%      --    0.0%
                                          ------    -----  -------  -----  -------  -----  -------  -----
Net income (loss)........................ $ (263)    -2.8% $  (743)  -5.7% $(4,005) -13.2% $ 1,184    3.2%
                                          ======    =====  =======  =====  =======  =====  =======  =====
EBITDA (4)............................... $   57      0.6% $ 1,101    8.5% $ 2,361    7.8% $ 5,586   15.1%
                                          ======    =====  =======  =====  =======  =====  =======  =====
Net cash provided by operating activities $2,513           $ 1,946         $ 4,040         $ 1,428
                                          ======           =======         =======         =======
Operating Data: Labor hours..............     97               168             348             500
                                          ======           =======         =======         =======

--------
(1) Represents non-recurring executive compensation expense related to the issuance of shares of common stock, forgiveness of notes and related interest, severance payment and cash bonuses to executives by the Company as detailed in the notes to the financial statements.
(2) Represents non-recurring expenses related to the terminated proposed acquisition of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC as detailed in "Recent Events" and the notes to the financial statements.
(3) The Company recorded a $4.5 million non-cash charge for the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets" as detailed in the notes to the financial statements.
(4) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of common stock and stock options to employees. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

   Revenue for the third quarter of 2002 decreased $3.6 million, or 27.5%, to $9.4 million compared to $12.9 million for the third quarter of 2001 while revenue for the first nine months of 2002 reflected a decrease of $6.6 million, or 17.9%, compared to the same period in the prior year. Revenue declined in both segments of the business. Vessel construction revenue decreased $1.7 million for the third quarter of 2002, or 18.5%, compared to the same period of the prior year, while vessel construction revenue decreased $3.5 million, or 13.6%, for the first nine months of 2002 compared to the same period in 2001. Repair and conversion revenue also declined $1.8 million, or 50.9%, and $3.1 million, or 27.7% for the third quarter and first nine months of 2002 compared to the same periods in 2001. The decrease in revenue in the current periods is primarily a result of a decrease in production hours attributable to decreased offshore oil and gas activity. Vessel construction hours decreased 39.2% and 31.6% for the third quarter and first nine months of 2002, respectively, while repair and conversion hours were lower by 47.0% and 28.6% for the three and nine months ended September 30, respectively, when compared to the same periods in 2001.

   Gross profit for the third quarter and first nine months of 2002 decreased $1.7 million, or 61.0%, and $3.6 million or 42.4%, compared to the same periods of the prior year. Vessel construction gross profit decreased $876,000, or 41.5%, for the third quarter of 2002 compared to the third quarter of 2001, while vessel construction gross profit decreased $1.8 million, or 32.6%, for the first nine months of 2002 compared to the same period in 2001. Repair and conversion gross profit decreased $844,000, or 119.2%, and $1.8 million or 61.3% for the third quarter and first nine months of 2002, respectively, compared to the same periods of 2001. The decrease in gross profit was primarily due to the decrease in production hours as discussed above due to less demand for vessel construction and repair and conversion jobs.

   In addition, gross profit margins decreased 10.1% and 6.8%, respectively, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. As a result of the decrease in demand, vessel construction gross profit margins decreased to 16.2% for the three months ended September 30, 2002, compared to gross profit margins of 22.6% for the three months ended September 30, 2001 while gross profit margins for vessel construction for the nine months ended September 30, 2002, reflected a decrease of 4.8% to 17.0% compared to the same period of the prior year. Repair and conversion gross profit margins decreased to -7.7% for the three months ended September 30, 2002, compared to gross profit margins of 19.7% for the same period of 2001 while repair and conversion gross profit margins reflected a decrease of 11.9% to 13.8% for the nine months ended September 30, 2002 when compared to the first nine months of 2001.

   Selling, general and administrative expenses ("SG&A") decreased $97,000, or 7.8%, in the third quarter of 2002 and increased $20,000, or 0.6%, for the first nine months of 2002 compared to the same periods in 2001. The change in SG&A expenses was due primarily to the elimination of goodwill amortization expense due to SFAS No. 142, as discussed in Note 10 to the financial statements, offset by an increase in depreciation and consulting expenses related to implementation of a new enterprise business system and an increase in legal and accounting expenses.

   Interest expense decreased $23,000, or 37.7%, for the third quarter of 2002, compared to the same period in 2001, while interest expense increased $56,000 for the first nine months of 2002 compared to the same period in the prior year. The decrease in the third quarter of 2002 is primarily attributable to the capitalization of interest related to the development of the 52 acres of land in Amelia, LA, while the increase for the nine month period is the result of an increase in the average outstanding loan balance.

   The Company had an income tax benefit of $167,000 for the third quarter of 2002 compared to $335,000 in the same period of 2001. The reduction in the income tax benefit is primarily a result of the non-cash executive compensation expense associated with the management change as discussed in Note 9 to the financial statements in 2001. For the nine months ended September 30, 2002, the Company had an income tax expense of $271,000 (35.4% effective tax rate) compared to $1.1 million (47.8% effective tax rate) for the same period of the prior year. The Company's effective tax rate was higher in 2001 because its cost in excess of net assets acquired was not amortized for tax purposes, but was amortized for financial reporting purposes, in 2001. Effective January 1, 2002, as a result of the implementation of SFAS No. 142, cost in excess of net assets acquired in not amortized for financial reporting purposes.

   During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill as discussed in Note 10 to the financial statements. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is retroactively reflected as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations for the nine months ended September 30, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows. The recording of this non-cash charge for the impairment of goodwill resulted in a net loss of $4.0 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $4.0 million for the nine months ended September 30, 2002 compared to $1.4 million for the prior year period due to decreases in billings related to costs and estimated earnings on uncompleted contracts and increases in accounts payable and accrued expenses offset by an increases in accounts receivable, inventory and other assets. The Company's working capital position was $5.8 million at September 30, 2002 compared to $9.3 million at December 31, 2001. The decrease in the working capital position was primarily due to approximately $4.0 million in capital expenditures for plant and equipment.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $4.1 million for the nine months ended September 30, 2002 reflected approximately $800,000 for the expansion of the Company's new construction facilities in Morgan City, $900,000 in improvements to facilities and equipment, $2.4 million for improvements to the 52 acres in Amelia and $500,000 for the secured note with Swiftships offset by $456,000 proceeds received from the repayment of executive notes receivable.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Intracoastal Waterway approximately 30 miles from the Gulf of Mexico. Work is currently in progress to develop approximately 14 acres of the property as a repair and conversion facility. The initial development included clearing land, grubbing and dredging at a total cost of $0.9 million. The current phase of development includes additional site preparation, installation of steel sheet-pile bulkhead system, dry excavation and dredging, other infrastructure improvements and outfitting with tools and equipment at an anticipated total cost of approximately $6.7 million. As of September 30, 2002, the Company had incurred $2.4 million on the project. Current plans are to move the Company's two largest drydocks to the facility. The facility will allow the Company to handle vessels with deeper drafts than the Company can currently service at its other facilities. The infrastructure improvements also allow for the potential future development of the facility to accommodate vessel construction should the market so dictate. The facility was originally planned to be in service during the fourth quarter; however, due to Tropical Storm Isidore, Hurricane Lili, and the excessive rainfall in Southern Louisiana the last few months, the Amelia facility is not expected to be in service until either late in the fourth quarter of 2002 or early during the first quarter of 2003.

   In addition to the $6.7 million in capital expenditures relating to the development of the Amelia property discussed above, for 2002 the Board of Directors approved $2.2 million in capital expenditures for the maintenance, repair and upgrade of existing facilities. The Company anticipates spending $4.9 million during the fourth quarter of 2002 for approved capital expenditures including the Amelia development.

   Net cash used in financing activities was $963,000 for the nine months ended September 30, 2002 which was entirely for the repayment of debt.

   During December 2001, the Company borrowed $6.5 million in additional long-term debt and refinanced the remaining $2.5 million balance on its term loan, resulting in a total term loan of $9.0 million at December 31, 2001. The additional borrowing was arranged to provide long-term financing on capital additions, which included the $5.7 million drydock placed in service in the first quarter of 2001.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of a Term Loan, Revolving Credit Facility and Development Loan. Interest accrues at LIBOR plus 1.75% until December 2, 2002, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to
1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At September 30, 2002, the Company was in compliance with these covenants.

   The Term Loan is payable in 31 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million due on May 31, 2005. At September 30, 2002, the Term Loan balance outstanding was $8.0 million.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2003. No draws were outstanding as of September 30, 2002.

   On July 18, 2002 the Company entered into the Development Loan which provides financing totaling $6.7 million to fund the development of the Amelia Deepwater facility discussed above. The facility includes a revolver that will convert to a term loan. Payments under the revolver include interest only until December 31, 2002, at which time it will convert to a term loan to be repaid in 52 monthly principal payments of $58,000 plus interest with a final payment of $3.7 million due on May 31, 2007. As of October 31, 2002, no amounts were outstanding on this credit facility. The Company anticipates drawing on this credit facility during the fourth quarter of 2002 in connection with the Amelia project discussed above.

   In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. At September 30, 2002, outstanding letters of credit and bonds amounted to $26.5 million. The Company believes that general industry conditions have led customers to require performance bonds more often than in the past. The Company believes that it has secured adequate bonding for potential future job prospects. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations may increase.

   The Company's backlog, excluding unexercised options, was $32.7 million at September 30, 2002 as compared to $10.4 million at December 31, 2001 and $10.0 million at September 30, 2001. The increase in backlog is primarily attributable to the award of a $16.6 million contract by the Corps of Engineers for the construction of three towboats. The contract also includes an option, exercisable by the customer, for one additional towboat valued at approximately $5.6 million. In addition, the Company is currently in discussion and negotiations with various customers for new vessel construction projects and remains cautiously optimistic that these projects will add to our backlog in the near future.

   Management believes that the Company's existing working capital, cash flows from operations and bank commitments will be adequate to meet its working capital needs for operations and capital expenditures through 2003. The Company may pursue acquisition opportunities if deemed attractive if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

New Accounting Pronouncements

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and does not expect the adoption of this standard will have a material effect on its consolidated financial position or results of operations.

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

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial position or results of operations.

   In July 2002, FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructuring, discontinued operations, plant closing, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $8.0 million of the Company's long-term debt with an interest rate of 3.57% at September 30, 2002 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $80,000 per year if the Company were to maintain the same debt level and structure.

Item 4:  Controls and Procedures

   Within the 90 days prior to the filing date of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   The Company is a party to various routine legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings in the aggregate, even if determined adversely, would not have a material adverse effect on the Company's business or its consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits

 3.1   --Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual
         Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 3.2   --Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K
         for year ended December 31, 1998 and incorporated by reference herein).
 4.1   --Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Registration Statement on
         Form 8-A and incorporated by reference herein).
 4.2   --Registration Rights Agreement by and among Conrad Industries, Inc., J. Parker Conrad, John P.
         Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen
         Alan Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The James P.
         Conrad Trust, William H. Hidalgo, and Cecil A. Hernandez (filed as Exhibit 4.2 to the Company's
         Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).
 4.3   --Registration Rights Agreement between Conrad Industries, Inc. and Morgan Keegan & Company,
         Inc. (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for year ended
         December 31, 1998 and incorporated by reference herein).
 4.4   --Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock Transfer
         & Trust Company (file as Exhibits 1, 2, 3 and 4 to the Company's Registration Statement on
         Form 8-A filed May 29, 2002 and incorporated by reference herein).
10.1   --Third Amended and Restated Loan Agreement, dated as of July 18, 2002, by and among Whitney
         National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., and Conrad
         Industries, Inc.
10.2   --Loan Agreement, dated August 12, 2002, by and among Swift Group, L.L.C., Swiftships
         Shipbuilders, L.L.C., Swiftships Technologies, L.L.C., Land and Industrial Asset Management,
         L.L.C., Swiftships Freeport, Inc., Champion Shipyards, Inc. and Conrad Shipyard, L.L.C.
10.3   --Employment Agreement effective September 30, 2002, between Conrad Industries, Inc. and Lewis J.
         Derbes, Jr.

   (b) Reports on Form 8-K

   The Company has not filed any Current Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002
                                              CONRAD INDUSTRIES, INC

                                              By:   /s/  LEWIS J. DERBES, JR.
                                                  -----------------------------
                                                  Lewis J. Derbes, Jr.
                                                  Vice President and Chief
                                                  Financial Officer

                                CERTIFICATIONS

   I, Kenneth G. Myers, Jr., certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Conrad Industries, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002.

/S/ KENNETH G. MYERS, JR
---------------------------
Kenneth G. "Jerry" Myers, Jr.
President & Chief Executive Officer

                                CERTIFICATIONS

   I, Lewis J. Derbes, Jr., certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Conrad Industries, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002.

/S/ LEWIS J. DERBES, JR
---------------------------
Lewis J. Derbes, Jr.
Vice President & Chief Financial Officer