Form 10-K
period 2002-12-31
CONRAD INDUSTRIES INC
filed 2003-03-27
CIK 1059167

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from          to

                         Commission File No. 000-24263

                               -----------------

                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware
                  (State or other
                  jurisdiction of              72-1416999
                 incorporation or             (IRS Employer
                   organization)           Identification No.)

             1100 Brashear Ave., Suite            70381
                        200                    (Zip code)
                   P.O. Box 790
              Morgan City, Louisiana
               (Address of principal
                executive offices)

                                (985) 702-0195
             (Registrant's telephone number, including area code)

                               -----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                        Preferred Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.7 million as of June 28, 2002, based on the closing sales price of the registrant's common stock on the NASDAQ National Market on such date of $3.75 per share. For purposes of the preceding sentence only, all directors, executive officers and Katherine Conrad Court are assumed to be affiliates. As of March 26, 2003, 7,235,954 shares of common stock of Conrad Industries, Inc. were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Conrad Industries, Inc.'s definitive proxy statement relating to the registrant's 2003 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2002, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                    PART I

Item 1:  Business

                                   BUSINESS

General

   Conrad Industries, Inc. (the "Company") specializes in the construction, conversion and repair of a wide variety of marine vessels for commercial and governmental customers and the fabrication of modular components of offshore drilling rigs and floating, production, storage and offloading vessels ("FPSOs"). The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels. In February 1998, Conrad commenced operations at a conversion and repair facility in Amelia, Louisiana ("Amelia Topside"), thereby expanding its capacity to provide conversion and repair services for marine vessels. The Company completed its initial public offering of common stock on June 15, 1998. In 2000, Conrad Shipyard, Inc. was converted into a Louisiana limited liability company named Conrad Shipyard, L.L.C. In March 2001, Conrad put in service, at the Company's Morgan City shipyard, an internally constructed drydock which is 280' long and 160' wide with a lifting capacity of 10,000 tons which has increased the Company's repair and conversion capacity. In February 2003, the Company moved this dock and its next largest drydock (200' long and 95' wide with a lifting capacity of 3,000 tons) to a second conversion and repair facility in Amelia, Louisiana ("Amelia Deepwater") and commenced operations. This facility allows the Company to handle vessels with deeper drafts than the Company has historically been able to service and therefore opens up a market niche from which the Company has historically been limited from participating.

   The Company constructs a variety of marine vessels, including large and small deck barges, single and double hull tank barges, lift boats, push boats, tow boats, offshore tug boats, offshore supply vessels (OSVs), and aluminum crew boats. The Company fabricates components of offshore drilling rigs and FPSOs, including sponsons, stability columns, blisters, pencil columns and other modular components. The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. The Company also derives a significant amount of revenue from repairs made as a result of periodic inspections required by the U.S. Coast Guard, the American Bureau of Shipping ("ABS") and other regulatory agencies.

   The Company serves a variety of customers and markets, including the offshore oil and gas industry, other commercial markets, various local and state governments and the U.S. government. The Company believes that its ability to construct a variety of vessels on a cost-effective basis allows it to selectively pursue vessel construction opportunities that arise out of the changing demands of the industries served by the Company.

   The Company currently owns and operates four shipyards located along the Gulf Coast in Morgan City, Louisiana, Orange, Texas and Amelia, Louisiana. The Company's shipyard in Morgan City is located on approximately 11 acres on the Atchafalaya River, approximately 30 miles from the Gulf of Mexico, and its Orange shipyard is located on approximately 12 acres on the Sabine River, 37 miles from the Gulf of Mexico. In February 1998, the Company commenced operations at a conversion and repair facility in Amelia, Louisiana located on approximately 16 acres on Bayou Boeuf/Intracoastal Waterway, approximately five miles from Morgan City. The Company conducts its marine vessel construction activities indoors at its Morgan City and Orange shipyards in approximately 235,000 square feet of enclosed building space designed specifically for the construction of marine vessels up to 400 feet in length. In addition, during 2002, the Company completed an extension of one of its fabrication buildings at the Morgan City yard at a cost of approximately $800,000, which increased the Company's enclosed building space by approximately 15,000 square feet and increased capabilities for pre-fabricated components and modular construction techniques.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other existing Amelia facility. Approximately 14 acres of the property have been developed as a repair and conversion facility. The development includes clearing land, grubbing, dredging, installation of a steel sheet-pile bulkhead system, dry excavation, construction of a 5,400 square foot building, other infrastructure improvements and outfitting with tools and equipment at an anticipated total cost of approximately $7.6 million. As of December 31, 2002, the Company had incurred $5.1 million developing the facility. In February 2003, the Company moved its two largest drydocks to the facility and commenced operations. The facility allows the Company to handle vessels with deeper drafts than the Company has historically been able to service at its other facilities. In addition, the infrastructure improvements also allow for the potential future development of the facility to accommodate vessel construction should the market so dictate.

   The Company began construction in May 2000 of a new ABS classed and certified state-of-the-art drydock with a lifting capacity of 10,000 tons, which is 7,000 tons greater than the 3,000 ton lifting capacity of the Company's next largest drydock. The cost was $5.7 million. The new 280' long by 160' wide dock allows the Company to (1) increase repair and conversion capacity; (2) lift and compete to repair larger vessels such as derrick and pipe laying barges and the large offshore service vessels recently built for the deep water drilling activities in the Gulf of Mexico; and (3) launch larger new vessel construction projects more competitively. The drydock was put into operation during March 2001 at the Morgan City shipyard, bringing the total number of drydocks operated by the Company to six.

Historical Background

   The Company was founded in 1948 by J. Parker Conrad, the Company's Co-Chairman of the Board of Directors, and began operations at its shipyard in Morgan City, Louisiana. In 1952, the Company expanded its operations into the repair business through the acquisition of one of the first drydocks on the Gulf Coast. In 1962, the Company began building steel barges and other vessels for the offshore oil and gas industry. Due to adverse conditions in the oil and gas industry, the Company refocused its operations in 1984 on the construction and repair of vessels for other commercial and foreign markets. In December 1996, the Company acquired a conversion and repair facility in Amelia, Louisiana, which commenced operations in the first quarter of 1998. In February 2003, the Company commenced repair and conversion operations at a second facility in Amelia, Louisiana, as discussed above under "General".

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

Operations

   The Company's principal operations consist of the construction, conversion and repair of a wide variety of marine vessels for commercial and governmental customers and the fabrication of modular components of offshore drilling rigs and floating, production, storage and offloading vessels ("FPSOs").

  Current Projects

   The Company's construction and fabrication projects in progress as of December 31, 2002 consisted of 17 vessels: two small tugs, four 75-foot twin screw tug boats, a 94-foot Z-drive tug, a 100-foot containment barge, a

120-foot shale barge, two 120-foot deck barges, three 124-foot towboats, a 170-foot aluminum crew/supply vessel, and two 180-foot ferries. The Company's backlog (including remaining contract revenue for projects currently in progress) as of December 31, 2002 was approximately $36.2 million compared to $10.4 million as of December 31, 2001. Of this remaining contract revenue, approximately $16.6 million was attributable to a contract to build three towboats for the U.S. Army Corps of Engineers and approximately $9.5 million was attributable to a contract to build a ferry for the Alaska Marine Highway System. The Company anticipates that the majority of the aggregate remaining revenue from firm contracts as of December 31, 2002 will be realized during fiscal 2003.

  Construction of Vessels

   The Company manufactures a variety of small and medium sized vessels principally for commercial and governmental customers. This activity accounted for 75.1%, 71.7%, and 60.7% of the Company's total revenue for 2002, 2001 and 2000, respectively. The following is a description of the types of vessels manufactured by the Company:

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

   Aluminum Crew Boats. Aluminum crew boats are used by offshore companies to transport crews to offshore facilities at a higher speed than the traditional steel counterparts.

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

  Conversion and Repair Services

   Since 1952, the Company's Morgan City facility has been involved in the repair of vessels and barges. Conversion and repair services accounted for 24.9%, 28.3%, and 39.3% of the Company's total revenue for 2002, 2001, and 2000, respectively. The Company has six drydocks and dockside space capable of accommodating vessels and barges up to 500 feet long. The Company's marine repair activities include shot blasting, painting, electrical system and piping repairs, propeller and shaft reconditioning and ABS certified welding. The Company's conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. All U.S. Coast Guard inspected vessels and ABS classed vessels are required to undergo periodic inspections and surveys which require regular drydock examination. Non-U.S. flag vessels are subject to similar regulations. The inspection of vessels generally results in repair work being required in order to pass inspection. In addition, vessel owners often elect to make other repairs or modifications to vessels while in drydock undergoing required repairs. While the Company is not aware of any proposals to reduce the frequency or scope of such inspections, any such reduction could adversely affect the Company's results of operations.

  Fabrication of Modular Components

   The Company has been involved in the fabrication of modular components for offshore drilling rigs and FPSOs for the offshore oil and gas industry since 1996. The Company did not engage in any fabrication of modular components during 2002, 2001 and 2000. However, the Company plans to continue involvement in this fabrication to supplement peaks and valleys in the vessel construction segment of our business. The Company's Orange shipyard has performed this fabrication work in the past as a subcontractor for other marine construction companies that specialize in these types of rigs and vessels. These fabrication projects have included sponsons, stability columns, blisters, pencil columns, a 350-ton flare buoy and a 66-man quarters house.

Customers

   The Company services a wide variety of customers domestically and internationally. Customers include marine service companies, offshore support companies, rig fabricators, offshore and inland barge and support vessel operators, offshore construction and drilling contractors, diving companies, energy companies, the U. S. Army, U.S. Army Corps of Engineers, U.S. Navy, U.S. Coast Guard and various state and local governmental agencies, many of whom have been customers of the Company on a recurring and long-term basis. The Company has also provided and continues to provide repair and conversion services to many of the major offshore support vessel companies and barge operators. The Company's principal customers may differ substantially on a year-to-year basis due to the size and limited number of new construction projects performed each year.

   During fiscal 2002, the Company derived 12.4% of its revenues from ConocoPhillips for the construction of four towboats, 11.6% from the U.S. Army for the construction of four ST tugs and 10.2% from Oceanic Fleet for the construction of an aluminum crew/supply vessel. The remaining 65.8% of revenue was attributable to 87 other customers.

   During fiscal 2001, the Company derived 15.8% of its revenues from Danos & Curole Marine for construction of a lift boat, 12.4% from Marine Industrial Fabricators for the construction of five lift boat hulls, and 10.8% from the U.
S. Army for the construction of six S.T. Tugs. The remaining 61.0% of revenue was attributable to 96 other customers.

   During fiscal 2000, the Company derived 19.4% of its revenues from R & B Falcon Marine for repair and conversion services, 16.3% from the U. S. Army for the construction of eight S.T. Tugs and 12.1% from Marine Industrial Fabricators for the construction of five lift boat hulls. The remaining 52.2% of revenue was attributable to 94 other customers.

Contract Procedure, Structure and Pricing

   The Company's contracts for new commercial construction projects generally are obtained through a competitive bidding process. In addition, contracts for the construction and conversion of vessels for the U.S. government are generally subject to competitive bidding. As a safeguard to anti-competitive bidding practices, the U.S. Army, the U.S. Navy, the U.S. Coast Guard and the Corps of Engineers employ the concept of "cost realism," which requires that each bidder submit information on pricing, estimated costs of completion and anticipated profit margins. The government agencies use this and other data to determine an estimated cost for each bidder. They then conduct a cost comparison of the bidders' estimates against an independent estimate to arrive at a close approximation of the real cost. The award is then made on the basis of the expected cost to build, which often results in an award to a higher bid that is considered a best value to the government.

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

   Although varying contract terms may be negotiated on a case-by-case basis, the Company's commercial and government contracts ordinarily provide for a down payment, with progress payments at specified stages of construction and a final payment upon delivery. Final payment under U.S. government contracts may be subject to deductions if the vessel fails to meet certain performance specifications based on tests conducted by the Company prior to delivery.

   Under commercial contracts, the Company generally provides a six-month to twelve-month warranty with respect to workmanship and materials furnished by the Company. In the majority of commercial contracts, the Company passes through the suppliers' warranties to the customer and does not warrant materials acquired from its suppliers. The Company's government contracts typically contain warranties up to two years covering both materials and workmanship. Historically, expenses of the Company to fulfill such warranty obligations have not been material in the aggregate.

Bonding and Guarantee Requirements

   Although the Company generally meets financial criteria that exempt it from bonding and guarantee requirements for most contracts, certain contracts with federal, state or local governments require contract performance bonds, and foreign governmental contracts generally require bank letters of credit or similar obligations. Commercial contracts also may require contract bid and performance bonds if requested by the customer. As of December 31, 2002, outstanding letters of credit and bonds amounted to $28.1 million. The Company believes that general industry conditions have led customers to require performance bonds more often than in the past. The Company believes that it has secured adequate bonding for potential future job prospects. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms that it considers acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

Engineering

   The Company generally builds vessels or fabricates modular components based on its customers' drawings and specifications. The Company also develops in-house custom designs for customers' special requirements using its computer aided design (CAD) capabilities and outside engineering services. The Company has designed and built numerous barges, towboats, tug boats and other vessels. This library of projects allows the Company to respond quickly to customers' needs. The process of computer drafting, preparation of construction drawings and development of cut tapes for numerically controlled plasma cutting of steel with the latest 3-D software programs allows the Company to minimize engineering mistakes and costly rework, thereby ensuring the vessel's intended function while meeting budget estimates.

Materials and Supplies

   The principal materials used by the Company in its marine vessel construction, conversion and repair and modular component fabrication businesses are standard steel shapes, steel plate and paint. Other materials used in large quantities include aluminum, steel pipe, electrical cable and fittings. The Company also purchases component parts such as propulsion systems, hydraulic systems, generators, auxiliary machinery and electronic equipment. All these materials and parts are currently available in adequate supply from domestic and foreign sources. All of the Company's shipyards obtain materials and supplies by truck or barge. The Company has not engaged, and currently does not intend to engage, in hedging transactions with respect to its purchase requirements for materials.

Vessel Construction Process

   Once a contract has been awarded to the Company, a project manager is assigned to supervise all aspects of the project, from the date the contract is signed through delivery of the vessel. The project manager oversees the engineering liaison's completion of the vessel's drawings and supervises the planning of the vessel's construction. The project manager also oversees the purchasing of all supplies and equipment needed to construct the vessel, as well as the actual construction of the vessel.

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

   The Company's marketing and sales strategy is led by the Director of Marketing and includes utilizing key employees as salespersons to target relationships previously established and develop new relationships with customers in the targeted markets. The Company's personnel identify future projects by contacting customers and potential customers on a regular basis in order to anticipate projects that will be competitively bid or negotiated exclusively with the Company. The Company's personnel also keep its customers advised of available capacity for drydocking, conversion and repair activity.

   Marketing efforts are currently focused in four areas: (i) new construction of all types of barges, drydocks, lift boats, push boats, tug boats and offshore support vessels; (ii) conversion and repair of barges and offshore support vessels; (iii) fabrication of modular components of offshore drilling rigs and FPSOs; and (iv) construction of vessels and barges for state and local governments, the U.S. Army, U.S. Navy, U.S. Coast Guard and Corps of Engineers.

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

Competition

   U.S. shipbuilders are generally classified in two categories: (i) the two largest shipbuilders, which are capable of building large scale vessels for the U.S. Navy and commercial customers; and (ii) other shipyards that build small to medium-sized vessels for governmental and commercial markets. The Company does not compete for large vessel construction projects. The Company competes for U.S. government contracts to build small to medium-sized vessels principally with four to six U.S. shipbuilders, which may include one or more of the two largest shipbuilders. The Company competes for domestic commercial shipbuilding contracts principally with approximately six to eight U.S. shipbuilders. The number and identity of competitors on particular projects vary greatly depending on the type of vessel and size of the project, but the Company generally competes with only three or four companies with respect to a particular project. The Company competes with over ten shipyards for its conversion and repair business.

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

Employees

   At December 31, 2002, the Company had 284 employees, of which 42 were salaried and 242 were hourly. At December 31, 2001, the Company had 333 employees, of which 35 were salaried and 298 were hourly. At

December 31, 2000, the Company had 342 employees, of which 29 were salaried and 313 were hourly. The Company is not a party to any collective bargaining agreements.

Insurance

   The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities and equipment. The insurance specifically excludes acts of terrorism and acts of war as the Company has not been able to locate coverage at a reasonable cost. The Company also maintains commercial general liability insurance, including builders' risk coverage, employment practices, professional (design), and directors and officer's liability. The Company currently maintains excess and umbrella policies. Other coverages currently in place include workers compensation, water pollution, automobile, and hull/P&I. All policies are subject to deductibles and other coverage limitations.

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

  Health and Safety Matters

   The Company's facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. The Company believes that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at its facilities. While it is not anticipated that the Company will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, the Company is unable to predict the ultimate cost of compliance with these changing regulations. Orange Shipbuilding entered into a settlement agreement with the Occupational Safety and Health Administration ("OSHA") during August 2001 following a six-month investigation by OSHA of the Orange shipyard. In the settlement, Orange agreed to employ a full time safety and health professional on location at the shipyard, employ an independent outside auditor to audit its OSHA 2000 logs for 2001 through 2003, correct conditions relating to alleged violations and pay a fine of $149,850. The settlement did not constitute an admission by Orange that it violated any laws, regulations or safety standards. During 2002, the Company has fully complied with all aspects of the settlement order and has no alleged violations. In addition, the Company is currently in the process of joining the Shipyard-OSHA alliance through the Shipbuilders' Council of America.

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

Available Information

   Our internet website is http://www.conradindustries.com. Information on the Company's website is not part of this Form 10-K. The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. In addition, the Company is currently in the process of making available this information through its website. Future filings will be posted to the internet website as soon as it is reasonably practicable after the Company electronically files such material with or furnishes it to the SEC.

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

   Demand for our products and services depend in part upon the financial condition and prospects of our customers. For 2002, 2000, and 2001, we received approximately 59.4%, 66.8%, and 57.6%, respectively, of our revenues from customers in the offshore oil and gas industry, 19.9%, 11.7%, and 22.4% from government customers and 20.7%, 21.5%, and 20.0% from other commercial customers. The offshore oil and gas industry is affected by prevailing oil and gas prices, which historically have fluctuated significantly. Low oil or gas prices or a decline in demand for oil or gas can depress offshore exploration, development and production activity and result in decreased spending by our offshore oil and gas industry customers. This can result in a decline in the demand for our products and services and can have a substantial negative effect on our revenues and profits.

We perform a significant amount of our work under U. S. and other government contracts. Reductions in government spending on the types of products and services we offer or our inability to secure new government contracts could have a substantial negative impact on our revenues and profits.

   We have built vessels for the U.S. Army, U.S. Navy, U.S. Coast Guard and Corp of Engineers. We have also built vessels and performed conversion or repair services for local, state and foreign governments, either directly or as a subcontractor. Revenue derived from U.S. government customers accounted for approximately 11.7%, 10.8%, and 19.0% and of our total revenue in 2002, 2001 and 2000, respectively. Government contracts accounted for approximately 84.9%, 52.9%, and 24.9% of our backlog at December 31, 2002, 2001 and 2000, respectively. U.S. government contracts are generally subject to strict competitive bidding requirements. In addition, the number of vessels that are purchased by the U.S. government varies with the federal budget and appropriation of government funds. Although we have never been subject to suspension or disbarment, the U.S. government has the right to refuse to award contracts to a contractor for significant violations of government procurement regulations. As a result of these factors, we cannot predict whether we will be able to secure new government contracts. If we do not secure new government contracts, our revenues and profits could decline substantially. See "Business--Contract Procedure, Structure and Pricing."

A decline in general economic conditions or a deterioration in the financial condition of a particular customer or that customer's industry can increase our customer credit risk, which may adversely affect our profits.

   Although varying contract terms may be negotiated on a case-by-case basis, the Company's commercial and government contracts ordinarily provide for a down payment, with progress payments at specified stages of construction and a final payment upon delivery. Final payment under U.S. government contracts may be subject to deductions if the vessel fails to meet certain performance specifications based on tests conducted by the Company prior to delivery. The Company generally performs conversion and repair services on the basis of cost-plus-fee arrangements pursuant to which the customer pays a negotiated labor rate for labor hours spent on the project as well as the cost of materials plus a margin on materials purchased. Typically repair and conversion customers are billed upon completion of work performed. If we are unable to collect an account receivable in the amount we have estimated to be collectible, we must recognize a charge to earnings that is in effect a reversal of previously recorded profits.

The loss of a significant customer could result in a substantial loss of revenue.

   A relatively small number of customers have historically generated a large portion of our revenue, although not necessarily the same customers from year to year. For the years ended December 31, 2002, 2001 and 2000, our ten largest customers collectively accounted for 68.5%, 74.8% and 79.4% of our revenues, respectively. The loss of a significant customer could result in a substantial loss of revenue and significantly reduce our earnings. See "Business--Customers."

Measures we may take to respond to a slowdown in new construction or repair projects due to a deterioration in general economic conditions or in our customer's industries may not be sufficient to prevent a decline in earnings.

   Reductions in activities in our business may cause us to reevaluate our operations. We may respond to these conditions by reducing our prices and anticipated profit margins in order to attempt to maintain activity levels in our yards and thereby maintain our workforce. Price and profit margin reductions may lead to decreased profitability, particularly over the short term. In addition, we may respond by beginning construction of historically marketable vessels before obtaining a customer contract in order to preserve our workforce. We may also respond by cutting costs, including through employee attrition or layoffs. Decreases in costs may not be adequate to offset losses in revenues, particularly over the short term. We may also seek new customers or different types of projects, which may increase our marketing and other costs. These measures, among others we may take, may not be sufficient to prevent a decline in our earnings.

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

  . unanticipated increases in costs of materials, labor and indirect expenses; and

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

   We recently completed a new drydock, an expansion of a fabrication building in our Morgan City shipyard and expanded our repair and conversion services with the addition of the Amelia Deepwater facility. We cannot predict whether or when these projects will result in increased revenues or profits for our company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We actively pursue acquisition opportunities, but may not be able to complete acquisitions on terms we find acceptable. Any completed acquisitions may not produce the financial results we anticipate.

   We routinely pursue acquisition opportunities that we identify or are presented to us. However, we may not be able find sellers willing to sell to us at prices and on other terms we find acceptable, and/or we may not be able to obtain financing on terms we find acceptable. We may need additional debt or equity financing to complete an acquisition, which may result in increased leverage and/or dilution of existing stockholders' interests. In addition, any acquisitions that we complete may not produce the financial results we anticipated. We have not made any acquisitions since our acquisition of Orange Shipbuilding Company, Inc. in December 1997.

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

   Our backlog is based on unearned revenue attributable to projects for which a customer has authorized us to begin work or purchase materials. Our contracts with commercial customers generally do not permit the customer to terminate the contract. However, some of our government projects included in our backlog are subject to change or termination at the option of the customer. In the case of a termination, the government is generally required to pay us for work performed and materials purchased through the date of termination and, in some cases, pay us termination fees. Our backlog of $36.2 million at December 31, 2002 was attributable to 23 projects, of which 84.9% was attributable to eleven government projects. Either the change or termination of those contracts could substantially change the amount of backlog currently reported and could substantially decrease our revenue and earnings.

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

   J. Parker Conrad, John P. Conrad, Jr. and Katherine Conrad Court own or control through trusts 4,490,978 shares of our common stock, or 62.1% of the outstanding shares of our common stock. In addition, our executive officers and directors and their affiliates as a group, which includes J. Parker Conrad and John P. Conrad, beneficially own approximately 3,098,833 shares or 42.6% of our common stock. If they act in concert, these holders will be able to exercise control over our affairs, elect our entire board of directors, and control substantially all matters submitted to a vote of our stockholders. The interests of these holders may differ from the interests of our minority stockholders, and they may vote their shares in a manner adverse to our minority stockholders.

Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock.

   Of the 7,235,954 shares of our common stock currently outstanding, 2,691,470 are freely tradable. The remaining outstanding shares may be resold publicly only following their registration under the Securities Act of 1933, as amended, or under an available exemption. We provided registration rights to each of our stockholders prior to our initial public offering, including three demand and specified piggyback registration rights, which currently apply to approximately 4,519,451 shares.

   We also have outstanding options to purchase up to a total of 259,775 shares of our common stock that we granted to some of our directors, executive officers and employees. We have registered all the shares subject to these options under the Securities Act. These shares generally are freely tradable after their issuance to persons who are not our affiliates unless we contractually restrict their resale. We also issued warrants to purchase 72,000 shares of our common stock at our initial public offering price to Morgan Keegan & Company, Inc. and granted Morgan Keegan one demand registration right and specified piggy back registration rights.

   In addition, the average daily trading volume in our common stock for 2002 was 5,079 shares. The availability of a large block of stock for sale in relation to our normal trading volume can result in a decline in the market price of our common stock.

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

  . provides that directors may only be removed for cause and then only by the vote of the holders of a majority of the Company's outstanding capital stock;

  . establishes advance notice requirements for director nominations and stockholder proposals to be considered at annual meetings;

  .   prohibits stockholder action by written consent; and

  .   prohibits stockholders from calling special meetings of stockholders.

   In addition, Delaware law restricts specified mergers and other business combinations between us and any holder of 15% or more of our common stock. Delaware law also permits the adoption of a shareholder rights plan without stockholder approval, and during May 2002, the Company adopted a rights plan. The rights plan is intended to protect stockholder interests in the event the Company becomes the subject of a takeover initiative that the Company's board of directors believes could deny the Company's stockholders the full value of their investment. The adoption of the rights plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The plan does not prohibit the board from considering any offer that it considers advantageous to stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events--Stockholder Rights Plan."

   We also have employment agreements with our executive officers that provide for benefits in specified circumstances if there is a change of control of our company. These provisions might hinder, delay or prevent a change of control of our company. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, our outstanding stock options and restricted stock vest and become exercisable upon a change of control.

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

   The September 11, 2001 terrorist attacks in the U.S. and related weakness in the economy in general, and the offshore oil and gas industry in particular, decreased demand for our products and services and had an adverse effect on our financial performance, for the fourth quarter of 2001 and throughout 2002. Those attacks have resulted, among other things, in increased concern regarding the potential for future attacks, hostilities involving the U.S. in Afghanistan and Iraq, heightened tensions between the U.S. and North Korea and other political and economic uncertainties. The attacks were unprecedented, and we cannot predict their long-term effects on our business.

Item 2:  Properties

   Shipyards. The Company conducts its marine vessel construction, conversion and repair operations at its four shipyards in Morgan City and Amelia, Louisiana, and Orange, Texas. The Company has owned and operated the Morgan City shipyard since 1948. The Company acquired its first conversion and repair facility in Amelia, Louisiana for approximately $1.0 million in 1996 and commenced conversion and repair services at this facility during February 1998. In December 1997, the Company acquired Orange Shipbuilding for a purchase price of approximately $22.8 million (net of cash acquired). This acquisition significantly increased the shipbuilding capacity of the Company. The Company acquired land for a second facility in Amelia, Louisiana for approximately $1.3 million in 2000. Initial development of the land in 2001 included clearing land, grubbing and dredging at total cost of approximately $900,000. Additional site preparation, installation of a steel sheet-pile bulkhead system, dry excavation, dredging, other infrastructure improvements and outfitting with tools and equipment at a total anticipated cost of $6.7 million is currently underway. The Company commenced conversion and repair services at this facility during February 2003.

   During the past five years, the Company has made, in the aggregate, approximately $19.2 million of capital expenditures to add capacity and improve the efficiency of its Morgan City, Amelia and Orange shipyards. Of this amount, Conrad spent approximately $11.4 million at the Morgan City shipyard for improvements to its buildings, facilities and drydocks; to purchase cranes, other fabrication equipment and a launch barge; and to construct/modify drydocks. Capital expenditures for the last five years also included $6.3 million for the expansion of conversion and repair services into Amelia, Louisiana. The Company's capital expenditures during the last five years also included approximately $1.5 million incurred by Orange Shipbuilding for improvements to its buildings and facilities and to purchase cranes and other fabrication equipment. Capital expenditures for 2002 were approximately $5.8 million including $680,000 for completion of the expansion of a construction fabrication building at the Morgan City yard, $4.0 million for improvements to the 52 acres of land in Amelia, Louisiana, and approximately $1.1 million for improvements to other facilities and equipment.

   All of the Company's new vessel construction is done indoors in well-lighted space specifically designed to accommodate construction of marine vessels up to 400 feet in length. As a result, marine vessel construction is not hampered by weather conditions, and the Company is able to more effectively utilize its workforce and equipment, thereby allowing it to control costs and meet critical construction schedules. The Company employs modular construction techniques and zone outfitting, which involve the installation of pipe, electrical wiring and other systems at the modular stage, thereby reducing construction time while at the same time simplifying systems integration and improving quality. The Company also uses computerized plasma arc metal cutting for close tolerances and automated shot blasting and painting processes for efficiency and high quality.

   Morgan City. The Company's Morgan City, Louisiana shipyard is located on the Atchafalaya River approximately 30 miles from the Gulf of Mexico on approximately 11 acres. The shipyard has 14 buildings containing approximately 125,000 square feet of enclosed building area and ten overhead cranes. In addition, the shipyard has four drydocks, one submersible launch barge, 1,700 linear feet of steel bulkhead, five rolling cranes and two slips. The buildings include offices for management and support personnel as well as three large fabrication warehouses specifically designed to accommodate marine vessel construction. The drydocks consist of two 120-foot by 52-foot drydocks and two 200-foot by 70-foot drydocks with lifting capacities of 900 and 2,400 tons, respectively.

   In June 2002, the Company moved certain administrative offices to leased premises in Morgan City, Louisiana comprising approximately 8,700 square feet. The current lease term extends through May of 2007.

   Orange. The Company's Orange, Texas shipyard is located on the Sabine River approximately 37 miles from the Gulf of Mexico on approximately 12 acres. The shipyard has six construction bays under approximately 110,000 square feet of enclosed building area with 14 overhead cranes. The site also has 150 feet of steel bulkhead and one slip. The Company's Orange shipyard equipment includes a Wheelabrator, a "gantry" type NC plasma burner with a 21-foot by 90-foot table, over 60 automatic and semi-automatic welding machines, two rolling cranes, 600, 800 and 1,600-ton transfer/load-out systems and a marine railway with side transfer system.

   Amelia. The Company has two facilities in Amelia, Louisiana. One facility is located on Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico on approximately 16 acres. This facility has six buildings containing approximately 30,000 square feet of enclosed building area. The site also has 2,100 linear feet of bulkhead and two slips. The Company commenced marine repair and conversion operations at this location during February 1998. The Company is currently utilizing this facility for repair and conversion activity.

   The second facility is located on the Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other Amelia facility. Of the 52 acres on the site, approximately 14 acres have been developed as a repair and conversion facility. This facility has one building containing approximately 5,400 square feet of enclosed building area. The site also has 1,100 linear feet of bulkhead and one slip. The Company has moved its two largest drydocks to the facility and commenced marine repair and conversion operations at this location during February 2003. This facility allows the Company to handle vessels with deeper drafts than the Company has historically been able to service and therefore opens up a market niche from which the Company has historically been limited from participating. In addition, the infrastructure improvements also allow for the potential future development of the facility to accommodate vessel construction should the market so dictate. The drydocks consist of one 200-foot by 95-foot drydock with lifting capacities of 3,000 tons and one 280-foot by 160-foot drydock with lifting capacities of 10,000 tons. The largest dock, constructed by the Company in 2000 and 2001 for $5.7 million, allows the Company to (1) increase repair and conversion capacity; (2) lift and compete to repair larger vessels such as derrick and pipe laying barges and the large offshore service vessels recently built for the deep water drilling activities in the Gulf of Mexico; and (3) launch larger new vessel construction projects more competitively. The construction of this drydock brings the total number of drydocks operated by the Company to six.

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

Item 4:  Submission of Matters to Vote of Security Holders

   The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended December 31, 2002.

                                    PART II

Item 5:  Market for the Registrant's Common Stock and Related Stockholder
Matters

   The Company's common stock, par value $0.01 per share, (the "Common Stock") is traded on the NASDAQ National Market System under the symbol "CNRD." At March 20, 2003, there were approximately 701 holders of the Common Stock of record.

   The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the NASDAQ National Market, for each fiscal quarter during the last two fiscal years.

                          Fiscal Year 2002               High   Low
            ----------------                             ----- -----
             First Quarter.............................. $5.30 $3.41
             Second Quarter.............................  5.10  3.75
             Third Quarter..............................  4.19  2.47
             Fourth Quarter.............................  3.84  1.96

                          Fiscal Year 2001               High   Low
            ----------------                             ----- -----
             First Quarter.............................. $8.00 $5.00
             Second Quarter.............................  8.45  5.95
             Third Quarter..............................  7.24  4.10
             Fourth Quarter.............................  6.27  4.50

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

Item 6:  Selected Financial Data

   The following table sets forth selected historical consolidated financial data of the Company as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended
December 31, 2002 are derived from the historical audited financial statements of the Company. The following table also sets forth unaudited pro forma financial information that gives effect to the Company's S Corporation status, as further explained in the notes. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                  Year Ended December 31,
                                                        -------------------------------------------
                                                          2002     2001     2000     1999     1998
                                                        -------  -------  -------  -------  -------
                                                           (In thousands, except per share data)
Statement of Operations Data
Revenues............................................... $41,023  $46,904  $38,516  $32,555  $46,313
Cost of revenue........................................  35,657   37,017   29,168   25,618   34,120
                                                        -------  -------  -------  -------  -------
Gross profit...........................................   5,366    9,887    9,348    6,937   12,193
Selling, general and administrative expenses...........   4,815    5,077    4,661    3,857    3,515
Terminated acquisition costs (1).......................     350       --       --       --       --
Executive compensation (2).............................      --    2,613       --       --    4,676
                                                        -------  -------  -------  -------  -------
Income from operations.................................     201    2,197    4,687    3,080    4,002
Interest and other income (expense), net...............    (182)     (49)      31     (326)  (1,141)
                                                        -------  -------  -------  -------  -------
Income before income taxes.............................      19    2,148    4,718    2,754    2,861
Provision for income taxes.............................      23    1,115    2,021    1,252    1,932
Cumulative deferred tax provision......................      --       --       --       --      675
                                                        -------  -------  -------  -------  -------
(Loss) income before cumulative effect of change in
  accounting principle.................................      (4)   1,033    2,697    1,502      254
Cumulative effect of change in accounting principle (3)   4,500       --       --       --       --
                                                        -------  -------  -------  -------  -------
Net (loss) income...................................... $(4,504) $ 1,033  $ 2,697  $ 1,502  $   254
                                                        =======  =======  =======  =======  =======
Net (Loss) Income Per Common Share Before
  Cumulative Effect of Change in Accounting Principle
   Basic............................................... $ (0.00) $  0.14  $  0.38  $  0.21  $  0.04
   Diluted............................................. $ (0.00) $  0.14  $  0.38  $  0.21  $  0.04
Net (Loss) Income Per Common Share
   Basic............................................... $ (0.62) $  0.14  $  0.38  $  0.21  $  0.04
   Diluted............................................. $ (0.62) $  0.14  $  0.38  $  0.21  $  0.04
Weighted Average Common Shares Outstanding
   Basic...............................................   7,230    7,129    7,067    7,078    6,167
   Diluted.............................................   7,230    7,149    7,076    7,078    6,167
Unaudited Pro Forma Data
   Net income as reported above........................                                     $ 2,861
   Pro forma provision for income taxes (4)............                                       2,596
                                                                                            -------
   Pro forma net income (4)............................                                     $   265
                                                                                            =======
   Pro forma net income per share (4)(5)...............                                     $  0.04
   Common and equivalent shares outstanding............                                       6,569
Statement of Cash Flows Data
   Cash provided by operating activities............... $   613  $ 4,098  $ 8,457  $ 4,520  $ 1,988
   Cash used in investing activities................... $(5,311) $(4,776) $(6,692) $  (744) $(1,718)
   Cash provided by (used in) financing activities..... $ 4,216  $ 4,074  $(2,504) $(2,598) $(4,747)
Other Financial Data
   Depreciation & amortization......................... $ 1,861  $ 2,326  $ 2,199  $ 2,263  $ 2,249
   Capital expenditures................................ $ 5,767  $ 4,320  $ 6,692  $   744  $ 1,718
   EBITDA, as adjusted (6)............................. $ 2,062  $ 6,070  $ 6,886  $ 5,343  $10,927
   EBITDA margin, as adjusted (7)......................     5.0%    12.9%    17.9%    16.4%    23.6%
   Operating profit margin (8).........................     0.5%     4.7%    12.2%     9.5%     8.6%

                                                        As of December 31,
                                              ---------------------------------------
                                               2002    2001    2000    1999    1998
                                              ------- ------- ------- ------- -------
                                                          (In thousands)
Balance Sheet Data
   Working capital........................... $ 9,447 $ 9,312 $ 4,107 $ 8,163 $ 7,678
   Property, plant & equipment, net.......... $29,430 $25,486 $22,675 $17,377 $18,104
   Total assets.............................. $53,841 $52,574 $47,964 $45,120 $47,519
   Long term debt, including current portion. $13,223 $ 9,007 $ 4,806 $ 7,314 $ 9,912
   Shareholders' equity...................... $32,215 $36,696 $34,685 $31,984 $30,482

--------
(1) Represents deferred acquisition costs related to the terminated proposed acquisition of Swiftships Shipbuilders, LLC and Swiftships Technologies LLC as detailed in "Recent Events" in Item 7 and in Note 7 to the financial statements.
(2) For 2001, represents non-recurring executive compensation expense incurred in the third quarter related to the issuance of shares of common stock, forgiveness of notes and related interest, severance payment and cash bonuses to William H. Hidalgo, the Company's former President and Chief Executive Officer, and Cecil A. Hernandez, the Company's former Vice President--Finance and Administration and Chief Financial Officer as detailed in the notes to the financial statements. For 1998, represents non-cash executive compensation expense related to the issuance of shares of restricted common stock in the first quarter of 1998 to William H. Hidalgo, the Company's President and Chief Executive Officer, and Cecil A. Hernandez, the Company's Vice President--Finance and Administration and Chief Financial Officer.
(3) The Company recorded a $4.5 million non-cash charge for the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets" as detailed in Note 1 to the financial statements.
(4) Gives effect to the application of federal and state income taxes to the Company as if it were a C corporation for tax purposes. Prior to May 28, 1998, Conrad operated as an S corporation for federal and state income tax purposes.
(5) Pro forma income per share consists of the Company's historical income as an S corporation, adjusted for income taxes that would have been recorded had the Company operated as a C corporation and excludes the one-time charge of $675,000 to record the cumulative deferred income tax provision. This amount is divided by the weighted average shares of common stock outstanding which are increased to reflect additional shares to pay the $10.0 million distribution of estimated undistributed earnings to shareholders (916,591 shares). All such additional shares are based on the initial public offering price of $12.00 per share, net of offering expenses.
(6) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of stock and stock options to employees. EBITDA, as adjusted, is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA, as adjusted, as supplemental disclosure because management believes that EBITDA, as adjusted, provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA, as adjusted, as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA, as adjusted, should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.
   The following table sets forth a reconciliation of EBITDA, as adjusted, to net cash provided by operating activities for the periods presented (in thousands):

                                             2002    2001     2000    1999     1998
                                            ------  ------  -------  ------  -------
Net cash provided by operating activities.. $  613  $4,098  $ 8,457  $4,520  $ 1,988
Interest expense...........................    221     193      386     639    1,425
Other income, net..........................    (39)   (144)    (417)   (313)    (284)
Provision for income taxes.................     23   1,115    2,021   1,252    2,607
Deferred income tax (benefit) provision....     (3)   (174)     (93)    137     (663)
Other......................................    (19)   (153)      --     (13)     (65)
Changes in operating assets and liabilities  1,266   1,135   (3,468)   (879)   5,919
                                            ------  ------  -------  ------  -------
EBITDA, as adjusted........................ $2,062  $6,070  $ 6,886  $5,343  $10,927
                                            ======  ======  =======  ======  =======

(7) Represents EBITDA, as adjusted, as a percentage of revenues.
(8) Represents income from operations as a percentage of revenues.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Overview

   The demand for the Company's products and services is dependent upon a number of factors, including the economic condition of the Company's customers and markets, the age and state of repair of the vessels operated by the Company's customers and the relative cost to construct a new vessel as compared with repairing an older vessel. A significant portion of the Company's historical revenues has been derived from customers in the offshore oil and gas industry. Accordingly, demand for the Company's products and services has been adversely impacted since the latter part of 1998 by decreased activity in the offshore oil and gas industry. During 2000, the Company began to experience a modest increase in demand for products and services due to the upturn in activity in the offshore oil and gas industry. During the fourth quarter of 2001 and throughout 2002, weakness in the economy in general, and the offshore oil and gas industry in particular, resulted in decreased demand and adversely affected the Company's financial performance. The Company did experience an increase in demand for repair and conversion services in the first quarter of 2002 due to seasonal workload patterns; however, the Company experienced significant decreased demand for repair and conversion services in the last three quarters of 2002. The Company believes that there is little or no visibility at this time into the repair market for 2003. However, the Company anticipates an increase in the repair and conversion market in the first quarter of 2003 when, as a result of seasonality, the market traditionally improves and as a result of the opening of the new repair and conversion facility in Amelia, Louisiana. Although recent improved drydock utilization rates appear to support this anticipation, it is unclear at this time how long this trend will continue.

   Bid activity in the vessel construction segment improved during 2002 compared to 2001. The Company's backlog, excluding unexercised options, was $36.2 million at December 31, 2002 as compared to $10.4 million at December 31, 2001. The increase in backlog is primarily attributable to the award of a $16.6 million contract by the Corps of Engineers for the construction of three towboats and a $9.5 million contract by the Alaska Marine Highway System for a 181-foot ferry. The contract with the Corps of Engineers also includes an option, exercisable by the customer, for one additional towboat valued at $5.6 million. In addition, the Company is currently in discussion and negotiations with various customers for new vessel construction contracts and remains cautiously optimistic that these projects will add to our backlog in the near future. The Company believes that the impact of the new contract awards and additional potential future projects will become more evident in 2003 operating results.

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

Recent Events

  Internal Expansion

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other existing Amelia facility. Approximately 14 acres of the property have been developed as a repair and conversion facility. The development includes clearing land, grubbing, dredging, installation of a steel sheet-pile bulkhead system, dry excavation, construction of a 5,400 square foot building, other infrastructure improvements and outfitting with tools and equipment at an anticipated total cost of approximately $7.6 million. As of December 31, 2002, the Company had incurred $5.1 million developing the facility. In February 2003, the Company moved its two largest drydocks to the facility and commenced operations. The facility allows the Company to handle vessels with deeper drafts than the Company has historically been able to service at its other facilities. In addition, the infrastructure improvements also allow for the potential future development of the facility to accommodate vessel construction should the market so dictate.

   In addition, during 2002, the Company completed construction of an expansion of a fabrication building at the Morgan City yard at a cost of approximately $800,000, which increased the Company's enclosed building space by approximately 15,000 square feet and increased capabilities for pre-fabricated components and modular construction techniques.

  Stockholder Rights Plan

   During May 2002, the Company adopted a rights plan. The rights plan is intended to protect stockholder interests in the event the Company becomes the subject of a takeover initiative that the Company's board of directors believes could deny the Company's stockholders the full value of their investment. The adoption of the rights plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The plan does not prohibit the board from considering any offer that it considers advantageous to stockholders.

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

  Change in Management

   Effective September 30, 2002, Cecil A. Hernandez resigned as Chief Financial Officer of the Company. Mr. Hernandez remains a Director of Conrad Industries, Inc. The Company appointed Lewis J. Derbes, Jr. as Vice-

President and Chief Financial Officer, effective September 30, 2002, pursuant to the terms of an employment agreement described in Note 5 to the Company's consolidated financial statements included herein. Mr. Derbes spent the past five years with Northrop Grumman Corporation's Avondale Industries, Inc. serving in various senior management positions, recently as Vice President and Controller.

  Swiftships Letter of Intent and Loan

   On October 9, 2002, the Company announced that it had terminated negotiations under a previously announced non-binding letter of intent for the purchase of the assets of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC. Approximately $350,000 of deferred acquisition costs was charged to operations during the fiscal year ended December 31, 2002 as a result of the termination of this proposed acquisition.

   The letter of intent contained a binding exclusivity agreement whereby the Swiftships parties agreed that before the earlier of the termination of negotiations by Conrad or October 31, 2002 they would negotiate exclusively with Conrad and not solicit any competing acquisition proposal or enter into any agreement with respect to a competing acquisition proposal. In addition, if on or prior to April 7, 2003, any of the Swiftships parties accepts or enters into any agreement with respect to any competing acquisition proposal, the Swiftships parties must pay Conrad a fee of $1 million payable at the time the transaction contemplated by the competing acquisition proposal is consummated.

   In connection with the letter of intent, Conrad entered into an agreement pursuant to which it loaned approximately $500,000, secured by real estate, to Swiftships Shipbuilders, LLC. The loan and related interest were collected in full during the fourth quarter of 2002.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

                                                               Years Ended December 31,
                                                    ----------------------------------------------
                                                         2002            2001            2000
                                                    --------------  --------------  --------------
Financial Data:
Revenue
   Vessel construction............................. $30,814   75.1% $33,610   71.7% $23,398   60.7%
   Repair and conversions..........................  10,209   24.9%  13,294   28.3%  15,118   39.3%
                                                    -------         -------         -------
       Total revenue...............................  41,023  100.0%  46,904  100.0%  38,516  100.0%
                                                    -------         -------         -------
Cost of revenue
   Vessel construction.............................  26,826   87.1%  26,677   79.4%  17,993   76.9%
   Repair and conversions..........................   8,831   86.5%  10,340   77.8%  11,175   73.9%
                                                    -------         -------         -------
       Total cost of revenue.......................  35,657   86.9%  37,017   78.9%  29,168   75.7%
                                                    -------         -------         -------
Gross profit
   Vessel construction.............................   3,988   12.9%   6,933   20.6%   5,405   23.1%
   Repair and conversions..........................   1,378   13.5%   2,954   22.2%   3,943   26.1%
                                                    -------         -------         -------
       Total gross profit..........................   5,366   13.1%   9,887   21.1%   9,348   24.3%
S G & A expenses...................................   4,815   11.7%   5,077   10.8%   4,661   12.1%
Terminated acquisition costs (1)...................     350    0.9%      --    0.0%      --    0.0%
Executive compensation (2).........................      --    0.0%   2,613    5.6%      --    0.0%
                                                    -------         -------         -------
Income from operations.............................     201    0.5%   2,197    4.7%   4,687   12.2%
Interest expense...................................     221    0.5%     193    0.4%     386    1.0%
Other income, net..................................     (39)  -0.1%    (144)  -0.3%    (417)  -1.1%
                                                    -------         -------         -------
Income before income taxes.........................      19    0.0%   2,148    4.6%   4,718   12.2%
Income taxes.......................................      23    0.1%   1,115    2.4%   2,021    5.2%
                                                    -------         -------         -------
(Loss) income before cumulative effect of change in
  accounting principle.............................      (4)   0.0%   1,033    2.2%   2,697    7.0%
Cumulative effect of change in accounting
  principle (3)....................................  (4,500) -11.0%      --    0.0%      --    0.0%
                                                    -------         -------         -------
Net (loss) income.................................. $(4,504) -11.0% $ 1,033    2.2% $ 2,697    7.0%
                                                    =======         =======         =======
EBITDA, as adjusted (4)............................ $ 2,062    5.0% $ 6,070   12.9% $ 6,886   17.9%
                                                    =======         =======         =======
Net cash provided by operating activities.......... $   613         $ 4,098         $ 8,457
                                                    =======         =======         =======
Operating Data:  Labor Hours.......................     471             623             528
                                                    =======         =======         =======

--------
(1) Represents deferred acquisition costs related to the terminated proposed acquisition of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC as detailed in "Recent Events" and Note 7 to the financial statements.
(2) For 2001 represents, non-recurring executive compensation expense incurred in the third quarter related to the issuance of shares of common stock, forgiveness of notes and related interest, severance payment and cash bonuses to executives as detailed in Note 5 to the financial statements.
(3) The Company recorded a $4.5 million non-cash charge for the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets" as detailed in Note 1 to the financial statements.
(4) Represents income from operations before deduction of depreciation, amortization and non-cash compensation expense related to the issuance of common stock and stock options to employees. EBITDA, as adjusted, is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA, as adjusted, as supplemental disclosure because management believes that EBITDA, as adjusted, provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA, as adjusted, as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA, as adjusted, should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

   The following table sets forth a reconciliation of EBITDA, as adjusted, to net cash provided by operating activities for the periods presented (in thousands):

                                                   2002    2001     2000
                                                  ------  ------  -------
      Net cash provided by operating activities.. $  613  $4,098  $ 8,457
      Interest expense...........................    221     193      386
      Other income, net..........................    (39)   (144)    (417)
      Provision for income taxes.................     23   1,115    2,021
      Deferred income tax (benefit) provision....     (3)   (174)     (93)
      Other......................................    (19)   (153)      --
      Changes in operating assets and liabilities  1,266   1,135   (3,468)
                                                  ------  ------  -------
      EBITDA, as adjusted........................ $2,062  $6,070  $ 6,886
                                                  ======  ======  =======

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

   During the year ended December 31, 2002, the Company generated revenue of $41.0 million, a decrease of approximately $5.9 million, or 12.5%, compared to $46.9 million generated for 2001. The decrease was due to a $2.8 million (8.3%) decrease in vessel construction revenue to $30.8 million for 2002 compared to $33.6 million for 2001 and a decrease of $3.1 million (23.2%) in repair and conversion revenue to $10.2 million for 2002, compared to $13.3 million for 2001. The decrease in revenue for the current year is primarily a result of a decrease in production hours attributable to decreased oil and gas activity. Vessel construction hours decreased 21.6% compared to 2001 while repair and conversion hours were lower by 28.5% when compared to 2001. Vessel construction revenue was 75.1% of total revenue compared to 71.7% for 2001 and repair and conversion revenue was 24.9% of total revenue compared to 28.3% in 2001. For 2002, 59.4% of revenue was energy related, 19.9% was government and 20.7% was other commercial. This compares to 66.8% energy, 11.7% government and 21.5% other commercial in 2001.

   Gross profit was $5.4 million (13.1% of revenue) for 2002 as compared to gross profit of $9.9 million (21.1% of revenue) for 2001. Vessel construction gross profit decreased $2.9 million, or 42.5%, for 2002 compared to $6.9 million for 2001. Repair and conversion gross profit decreased $1.6 million, or 53.4%, for 2002 compared to $3.0 million for 2001. Vessel construction gross profit was negatively impacted by a charge of approximately $150,000 related to anticipated losses on a commercial contract in progress for four vessels. Complexities in the hull structures of these vessels made prior learning curve assumptions less achievable. As a result, gross profit and net income will continue to be negatively impacted until this contract's scheduled completion in the second quarter of 2003. In addition, the decline in the gross profit of both segments was attributable to a decrease in production hours as discussed above due to less demand for vessel construction and repair and conversion jobs. Vessel construction gross profit margins decreased to 12.9% for 2002, compared to gross profit margins of 20.6% for 2001. Repair and conversion gross profits margins were 13.5% for 2002, compared to gross profit margins of 22.2% for 2001.

   Selling, general and administrative expenses ("SG&A") decreased $262,000, or 5.2%, to $4.8 million (11.7% of revenue) for 2002, as compared to $5.1 million (10.8% of revenue) for 2001. The decrease in SG&A was due primarily to the elimination of goodwill amortization expense due to the adoption of SFAS No. 142

(approximately $0.8 million in 2001), as discussed in Note 1 to the financial statements, offset by an increase in depreciation and consulting expenses related to an implementation of a new enterprise business system and an increase in legal and accounting expenses.

   Interest expense increased $28,000 to $221,000 for 2002 as compared to interest expense of $193,000 for 2001. The increase is primarily the result of an increase in the average outstanding loan balance partially offset by the capitalization of interest related to the development of the 52 acres of land in Amelia, Louisiana. The Company expects interest expense to increase in 2003 as a result of an expected increase in the average outstanding loan balance.

   The Company had income tax expense of $23,000 for 2002, compared to income taxes of $1.1 million for 2001. The decrease in income tax expense is primarily attributable to the decrease in income from operations as discussed above.

   During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill as discussed in Note 1 to the financial statements. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations for the twelve months ended December 31, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows. The recording of this non-cash charge for the impairment of goodwill resulted in a net loss of $4.5 million for 2002.

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

   Included in selling, general and administrative expenses was amortization expense of existing goodwill of approximately $0.8 million for the years ended December 31, 2001 and 2000. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased on January 1, 2002, upon adoption of this statement.

   Income before income taxes decreased $2.6 million to $2.1 million for 2001 as compared to net income before income taxes of $4.7 million for 2000, primarily due to the non-recurring executive compensation charge of $2.6 million as detailed in the notes to the financial statements.

   The Company had net income of $1.0 million for 2001 as compared to net income of $2.7 million for 2000. Interest expense decreased $193,000 to $193,000 for 2001 as compared to interest expense of $386,000 for 2000 due to a reduction of average debt outstanding during the year and lower interest rates.

   The Company had income tax expense of $1.1 million (51.9% effective tax rate) for 2001, compared to income taxes of $2.0 million (42.8% effective tax rate) for 2000. The Company's effective tax rate was higher than its statutory tax rate primarily because its cost in excess of net assets acquired was not amortized for tax purposes, but was amortized for book purposes in 2000 and 2001.

Liquidity and Capital Resources

   Net cash provided by operations was $0.6 million, $4.1 million, and $8.5 million for 2002, 2001, and 2000, respectively. The decrease in 2002 was primarily a result of a decrease in net income, increases in accounts receivable and net change in billings related to cost and estimated earnings on uncompleted contracts partially offset by decreases in inventory and other assets and increases in accounts payable and accrued expenses. The decrease in 2001 was principally due to a decrease in net income, increases in accounts receivable, inventory and other assets, decreases in accounts payable and accrued expenses offset by the decrease in net change in billings related to cost and estimated earnings on uncompleted contracts. The Company borrowed funds in 2002 and in previous years primarily to expand its facilities and to fund the Orange acquisition. The Company had net increases in debt of $4.2 million in 2002 and 2001. The Company's working capital position was $9.4 million and $9.3 million at December 31, 2002 and 2001, respectively.

   Capital expenditures were $5.8 million for 2002 of which approximately $4.1 million was for improvements to the 52 acres of land in Amelia, Louisiana, $680,000 was for the completion of the expansion of a construction fabrication building in Morgan City, Louisiana, and $1.0 million was for improvements to other facilities and equipment. Capital expenditures were $4.3 million for 2001 of which approximately $1.2 million was for the completion of the construction of a new drydock, $1.0 million was for improvements to the 52 acres of land in Amelia, Louisiana, $695,000 was for the purchase and implementation of enterprise resource planning system software and hardware, and $1.4 million was for improvements to its other facilities and equipment.

   In March 2001, the Company completed construction of a new drydock, which is 280' long and 160' wide with a lifting capacity of up to 10,000 tons. The cost was $5.7 million. Funds for the construction of the drydock came from cash and internally generated funds.

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other existing Amelia facility. Approximately 14 acres of the property have been developed as a repair and conversion facility. The development includes clearing land, grubbing, dredging, installation of a steel sheet-pile bulkhead system, dry excavation, construction of a 5,400 square foot building, other infrastructure improvements and outfitting with tools and equipment at an anticipated total cost of approximately $7.6 million. As of December 31, 2002, the Company had incurred $5.1 million developing the facility. In February 2003, the Company moved its two largest drydocks to the facility and commenced operations. The facility allows the Company to handle vessels with deeper drafts than the Company has historically been able to service at its other facilities. In addition, the infrastructure improvements also allow for the potential future development of the facility to accommodate vessel construction should the market so dictate.

   For 2003, the Board of Directors has approved $1.5 million in capital expenditures for the maintenance, repair and upgrade of existing facilities, in addition to the $2.5 million previously authorized for the completion of the Amelia Deepwater facility development.

   Net cash provided by financing activities was $4.2 million for 2002 which included borrowing $5.5 million and the repayment of debt of $1.3 million.

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

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rate is variable, and interest accrues at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 and a debt service coverage ratio of 1.35 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At December 31, 2002, the Company was in compliance with these covenants.

   The Term Loan is payable in 28 monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million due on May 31, 2005. At December 31, 2002, the Term Loan balance outstanding was $7.7 million and the interest rate was 3.17%.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2003. No draws were outstanding as of December 31, 2002.

   On July 18, 2002 the Company entered into The Development Loan which provides financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The facility includes a revolver that will convert to a term loan. Payments under the revolver will include interest only payments until March 31, 2003, at which time it will convert to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest, with a final balloon payment due on May 31, 2007. As of December 31, 2002, the Company had drawn $5.5 million on this credit facility and the interest rate was 3.13%.

   The table below sets out the cash contractual obligations of the Company at December 31, 2002 (in thousands). Each contractual obligation included in the table contains various terms, conditions and covenants which, if violated, accelerate the payment of that obligation.

                                    Payment Due by the Year Ending
                               ----------------------------------------
        Contractual Obligation  Total   2003   2004   2005  2006  2007
        ---------------------- ------- ------ ------ ------ ---- ------
         Long-term debt
            Term loan......... $ 7,723 $1,284 $1,284 $5,155 $ -- $   --
           Development loan...   5,500    522    696    696  696  2,890
                               ------- ------ ------ ------ ---- ------
                               $13,223 $1,806 $1,980 $5,851 $696 $2,890
                               ======= ====== ====== ====== ==== ======

   In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. At December 31, 2002, outstanding letters of credit and bonds amounted to $28.1 million. The Company believes that general industry conditions have led customers to require performance bonds more often than in the past. The Company believes that it has secured adequate bonding for potential future job prospects. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

   As of December 31, 2002, the Company had an outstanding commitment of $0.7 million for the construction of its new repair and conversion facility in Amelia, Louisiana. Substantially all of this commitment is expected to be paid within the next twelve months.

   The Company's backlog, excluding unexercised options, was $36.2 million at December 31, 2002 as compared to $10.4 million at December 31, 2001. The increase in backlog is primarily attributable to the award of a $16.6 million contract by the Corps of Engineers for the construction of three towboats. The contract also includes an option, exercisable by the customer, for one additional towboat valued at approximately $5.6 million. In addition, the Company is currently in discussion and negotiations with various customers for new vessel construction projects and remains cautiously optimistic that these projects will add to our backlog in the near future.

   Management believes that the Company's existing working capital, cash flows from operations and bank commitments will be adequate to meet its working capital needs for operations and capital expenditures through 2003. The Company may pursue acquisition/expansion opportunities it believes are attractive if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

   Due to the relatively low levels of inflation experienced in fiscal 2002, 2001, and 2000, inflation did not have a significant effect on the results of the Company in those fiscal years.

Critical Accounting Policies and Estimates

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

   The Company is engaged in various types of construction under long-term construction contracts. The Company's financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the estimated cost, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is equal to the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hour, based on current estimates to complete. Contract costs include all direct material, labor, and subcontracting cost, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance costs. Indirect costs are allocated to contracts on the basis of direct labor charges. Revisions in estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts which required the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Significant changes in estimates of cost due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss.

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

   The Company is required to test the goodwill of its reporting units for impairment on at least an annual basis. Currently, the Company's only goodwill is that associated with its Orange Shipbuilding operations. The Company's annual test will be performed in the first quarter of 2003, and the Company has not yet completed the test. In addition to the annual review, the Company must assess whether goodwill is impaired whenever events or changes in circumstances indicate that the carrying value of goodwill may be greater than fair value. Factors that could trigger an impairment review include (1) significant underperformance relative to historical or projected future operating results, and (2) significant negative industry or economic trends.

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

   During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations for the year ended December 31, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

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

   In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternate methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. Statement No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. See Note 1 to the consolidated financial statements.

   In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. See Note 12 to the consolidated financial statements. The Company will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has not determined the impact that the adoption of the recognition/measurement provisions will have on its consolidated financial position or results of operations.

   In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The Company does not expect that the adoption of FIN 46 will have a material impact on its consolidated financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $13.2 million of the Company's long-term debt including current maturities with an average interest rate of 3.15% at December 31, 2002, was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $132,000 per year if the Company were to maintain the same debt level and structure.

Item 8.  Financial Statements and Supplementary Data

                                                                                                 Page
                                                                                                 ----
Independent Auditors' Report....................................................................  35
Consolidated Balance Sheets as of December 31, 2002 and 2001....................................  36
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000.....  37
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001, and
  2000..........................................................................................  38
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000.....  39
Notes to Consolidated Financial Statements......................................................  40

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Conrad Industries, Inc.

   We have audited the accompanying consolidated balance sheets of Conrad Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conrad Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 1 to the consolidated financial statements, Conrad Industries, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.

/s/  DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 18, 2003

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                        December 31
                                                                                     ----------------
                                                                                       2002     2001
                                      ASSETS                                         -------  -------
CURRENT ASSETS:
   Cash and cash equivalents........................................................ $ 6,427  $ 6,909
   Accounts receivable, net.........................................................   3,650    2,353
   Costs and estimated earnings, net in excess of billings on uncompleted contracts.   4,360    2,952
   Inventories......................................................................     214      247
   Other current assets.............................................................   1,641    1,795
                                                                                     -------  -------
       Total current assets.........................................................  16,292   14,256
PROPERTY, PLANT AND EQUIPMENT, net..................................................  29,430   25,486
GOODWILL............................................................................   8,101   12,601
OTHER ASSETS........................................................................      18      231
                                                                                     -------  -------
TOTAL ASSETS........................................................................ $53,841  $52,574
                                                                                     =======  =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable................................................................. $ 3,278  $   859
   Accrued employee costs...........................................................     760    1,564
   Accrued expenses.................................................................     362      826
   Current maturities of long-term debt.............................................   1,806    1,284
   Billings in excess of costs and estimated earnings on uncompleted contracts......     639      411
                                                                                     -------  -------
       Total current liabilities....................................................   6,845    4,944
LONG-TERM DEBT, less current maturities.............................................  11,417    7,723
DEFERRED INCOME TAXES...............................................................   3,364    3,211
                                                                                     -------  -------
       Total liabilities............................................................  21,626   15,878
                                                                                     -------  -------
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued..      --       --
   Common stock, $0.01 par value, 20,000,000 shares authorized, 7,276,437 and
     7,273,937 shares issued in 2002 and 2001.......................................      73       73
   Additional paid-in capital.......................................................  29,000   28,992
   Unearned stock compensation......................................................      (6)     (21)
   Treasury stock at cost, 40,483 shares in 2002 and 2001...........................    (211)    (211)
   Retained earnings................................................................   3,359    7,863
                                                                                     -------  -------
       Total shareholders' equity...................................................  32,215   36,696
                                                                                     -------  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................... $53,841  $52,574
                                                                                     =======  =======

                See notes to consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                       Years Ended December 31,
                                                                      -------------------------
                                                                        2002     2001     2000
                                                                      -------  -------  -------
REVENUE.............................................................. $41,023  $46,904  $38,516
COST OF REVENUE......................................................  35,657   37,017   29,168
                                                                      -------  -------  -------
GROSS PROFIT.........................................................   5,366    9,887    9,348
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........................   4,815    5,077    4,661
TERMINATED ACQUISITION COSTS.........................................     350       --       --
EXECUTIVE COMPENSATION EXPENSE.......................................      --    2,613       --
                                                                      -------  -------  -------
INCOME FROM OPERATIONS...............................................     201    2,197    4,687
INTEREST EXPENSE.....................................................    (221)    (193)    (386)
OTHER INCOME, NET....................................................      39      144      417
                                                                      -------  -------  -------
INCOME BEFORE INCOME TAXES...........................................      19    2,148    4,718
PROVISION FOR INCOME TAXES...........................................      23    1,115    2,021
                                                                      -------  -------  -------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...............................................      (4)   1,033    2,697
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..................  (4,500)      --       --
                                                                      -------  -------  -------
NET (LOSS) INCOME.................................................... $(4,504) $ 1,033  $ 2,697
                                                                      =======  =======  =======
Basic and diluted (loss) income per common share:
   Income before cumulative effect of change in accounting principle. $    --  $  0.14  $  0.38
   Cumulative effect of change in accounting principle...............   (0.62)      --       --
                                                                      -------  -------  -------
   Net (loss) income................................................. $ (0.62) $  0.14  $  0.38
                                                                      =======  =======  =======
Weighted average common shares outstanding:
   Basic.............................................................   7,230    7,129    7,067
                                                                      =======  =======  =======
   Diluted...........................................................   7,230    7,149    7,076
                                                                      =======  =======  =======


                See notes to consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                     Common Stock                            Treasury Stock
                                     $0.01 Par Value Additional   Unearned      at Cost
                                     ---------------  Paid-in      Stock     ------------   Retained
                                     Shares  Amount   Capital   Compensation Shares  Amount Earnings  Total
                                     ------  ------  ---------- ------------ ------  ------ -------- -------
BALANCE, JANUARY 1, 2000............ 7,078    $71     $27,780       $ --       --    $  --  $ 4,133  $31,984
Purchase of treasury stock..........    --     --          --         --       21      (84)      --      (84)
Exercise of stock options...........    14     --          88         --       --       --       --       88
Net income..........................    --     --          --         --       --       --    2,697    2,697
                                     -----    ---     -------       ----       --    -----  -------  -------
BALANCE, DECEMBER 31, 2000.......... 7,092     71      27,868         --       21      (84)   6,830   34,685
Purchase of treasury stock..........    --     --          --         --       19     (127)      --     (127)
Stock issued to executives..........   177      2       1,092         --       --       --       --    1,094
Restricted stock issued to executive     5     --          32        (32)      --       --       --       --
Amortization of unearned stock
 compensation.......................    --     --          --         11       --       --       --       11
Net income..........................    --     --          --         --       --       --    1,033    1,033
                                     -----    ---     -------       ----       --    -----  -------  -------
BALANCE, DECEMBER 31, 2001.......... 7,274     73      28,992        (21)      40     (211)   7,863   36,696
Restricted stock issued to executive     2     --           8         (8)      --       --       --       --
Amortization of unearned stock
 compensation.......................    --     --          --         23       --       --       --       23
Net loss............................    --     --          --         --       --       --   (4,504)  (4,504)
                                     -----    ---     -------       ----       --    -----  -------  -------
BALANCE, DECEMBER 31, 2002.......... 7,276    $73     $29,000       $ (6)      40    $(211) $ 3,359  $32,215
                                     =====    ===     =======       ====       ==    =====  =======  =======




                See notes to consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                         Years Ended December 31,
                                                                                        -------------------------
                                                                                          2002     2001     2000
                                                                                        -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income................................................................... $(4,504) $ 1,033  $ 2,697
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Cumulative effect of change in accounting principle.............................   4,500       --       --
       Depreciation and amortization...................................................   1,861    2,326    2,199
       Deferred income tax provision...................................................       3      174       93
       Executive compensation expense..................................................      --    1,547       --
       Other...........................................................................      19      153       --
       Changes in assets and liabilities:
          Accounts receivable..........................................................  (1,297)    (731)   1,450
          Net change in billings related to cost and estimated earnings, net on
            uncompleted contracts......................................................  (1,180)     233      534
          Inventory and other assets...................................................      60     (551)     310
          Accounts payable and accrued expenses........................................   1,151      (86)   1,174
                                                                                        -------  -------  -------
              Net cash provided by operating activities................................     613    4,098    8,457
                                                                                        -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property, plant and equipment..............................  (5,767)  (4,320)  (6,692)
   Proceeds (issuance) of executive notes receivable...................................     456     (456)      --
                                                                                        -------  -------  -------
              Net cash used in investing activities....................................  (5,311)  (4,776)  (6,692)
                                                                                        -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt......................................................   5,500    8,700       --
   Principal repayments of debt........................................................  (1,284)  (4,499)  (2,508)
   Purchase of treasury stock..........................................................      --     (127)     (84)
   Proceeds from exercised stock options...............................................      --       --       88
                                                                                        -------  -------  -------
              Net cash provided by (used in) financing activities......................   4,216    4,074   (2,504)
                                                                                        -------  -------  -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................................    (482)   3,396     (739)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...........................................   6,909    3,513    4,252
                                                                                        -------  -------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR................................................. $ 6,427  $ 6,909  $ 3,513
                                                                                        =======  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest.......................................... $   221  $   193  $   386
                                                                                        =======  =======  =======
   Taxes paid.......................................................................... $    --  $ 2,068  $ 1,475
                                                                                        =======  =======  =======
NON-CASH ACTIVITIES:
   Issuance of stock to executives..................................................... $    --  $ 1,093  $    --
                                                                                        =======  =======  =======
   Issuance of restricted stock to executives.......................................... $     8  $    32  $    --
                                                                                        =======  =======  =======
   Forgiveness of executive notes receivable and related interest...................... $    --  $   454  $    --
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

   Indirect costs are allocated to contracts and to major self-constructed equipment and improvements on the basis of direct labor charges.

   Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, on deposit and short-term investments with original maturities of three months or less.

   Allowance for Doubtful Accounts--The Company estimates its allowance for doubtful accounts based on an evaluation of individual customer financial strength, current market conditions, and other information.

   Property, Plant and Equipment--Property, plant and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets which range from three to forty years. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred.

   Interest Capitalization--Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. During the years ended December 31, 2002, 2001 and 2000, interest costs capitalized were $90,000, $77,000 and $141,000, respectively.

   Goodwill--In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002.

   During the second quarter of 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations for the year ended December 31, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

   A reconciliation of previously reported net income and income per share to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share data):

                                                                                  Year Ended December 31,
                                                                                  ----------------------
                                                                                    2002     2001   2000
                                                                                  -------   ------ ------
Reported (loss) income before cumulative effect of change in accounting
  principle...................................................................... $    (4)  $1,033 $2,697
Add: Goodwill amortization.......................................................      --      787    787
                                                                                  -------   ------ ------
Adjusted (loss) income before cumulative effect of change in accounting
  principle......................................................................      (4)   1,820  3,484
Cumulative effect of change in accounting principle..............................  (4,500)      --     --
                                                                                  -------   ------ ------
Adjusted net (loss) income....................................................... $(4,504)  $1,820 $3,484
                                                                                  =======   ====== ======
Reported basic and diluted income per share before cumulative effect of change in
  accounting principle........................................................... $    --   $ 0.14 $ 0.38
Add: Goodwill amortization, per basic and diluted share..........................      --     0.11   0.11
                                                                                  -------   ------ ------
Adjusted basic and diluted income per share before cumulative effect of change in
  accounting principle...........................................................      --     0.25   0.49
Cumulative effect of change in accounting principle, per basic and diluted share.   (0.62)      --     --
                                                                                  -------   ------ ------
Adjusted basic and diluted (loss) income per share............................... $ (0.62)  $ 0.25 $ 0.49
                                                                                  =======   ====== ======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The carrying amount of goodwill as of December 31, 2002 and 2001, by segment is as follows (in thousands):

                                         Vessel    Repair and
                                      Construction Conversions  Total
                                      ------------ ----------- -------
         Balance at December 31, 2001   $12,601        $--     $12,601
         SFAS No. 142 impairment.....    (4,500)        --      (4,500)
                                        -------        ---     -------
         Balance at December 31, 2002   $ 8,101        $--     $ 8,101
                                        =======        ===     =======

   Impairment of Long-Lived Assets--Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying values can be recovered through undiscounted net cash flows expected to result from such operations and assets over their remaining lives. If an impairment is indicated, the asset is written down to its fair market value, or if fair market value is not readily determinable, to its estimated discounted net cash flows.

   Inventories--Inventories consist primarily of excess job related materials and supplies. They are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

   Basic and Diluted Income Per Share--Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share uses the weighted average number of common shares outstanding adjusted for the incremental shares attributable to dilutive outstanding options to purchase common stock and non-vested restricted stock awards.

   Fair Value of Financial Instruments--The carrying amounts of the Company's financial instruments including cash and cash equivalents, receivables, payables and long-term debt approximates fair value at December 31, 2002 and 2001.

   Income Taxes--Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid.

   Stock-Based Compensation--The Company uses the intrinsic value method of accounting for employee-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25 and, accordingly, follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

                                                                                2002    2001    2000
                                                                              -------  ------  ------
Net (loss) income, as reported............................................... $(4,504) $1,033  $2,697
Add: Total stock-based employee compensation expense included in reported net
  (loss) income, net of related tax effects..................................      14     696      --
Deduct: Total stock-based employee compensation expense determined under
  fair value based method for all awards, net of related tax effects.........    (124)   (933)   (464)
                                                                              -------  ------  ------
Pro forma, net (loss) income................................................. $(4,614) $  796  $2,233
                                                                              =======  ======  ======
(Loss) income per share:
   Basic and diluted--as reported............................................ $ (0.62) $ 0.14  $ 0.38
                                                                              =======  ======  ======
   Basic and diluted--pro forma.............................................. $ (0.64) $ 0.11  $ 0.32
                                                                              =======  ======  ======
Weighted average fair value of grants........................................ $  1.75  $ 3.64  $ 2.93
                                                                              =======  ======  ======
Black-Scholes option pricing model assumptions:
   Risk-free interest rate...................................................   2.72 %   4.00%   5.15%
   Expected life (years).....................................................     3.0     3.0     2.8
   Volatility................................................................   79.0 %   84.6%   92.5%
   Dividend yield............................................................      --      --      --

   New Accounting Pronouncements--In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and does not expect the adoption of this standard will have a material effect on its consolidated financial position or results of operations.

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

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial position or results of operations.

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

   In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternate methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. Statement No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. See Note 1 to the consolidated financial statements.

   In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. See Note 12 to the consolidated financial statements. The Company will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has not determined the impact that the adoption of the recognition/measurement provisions will have on its consolidated financial position or results of operations.

   In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The Company does not expect that the adoption of FIN 46 will have a material impact on its consolidated financial position or results of operations.

   Reclassifications--Certain prior year balances have been reclassified to conform to the current year presentation.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

2.  RECEIVABLES

   Receivables consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                                    2002   2001
                                                                   ------ ------
U.S. Government:
   Amounts billed................................................. $  424 $  357
   Unbilled costs and estimated earnings on uncompleted contracts.    423  1,137
                                                                   ------ ------
                                                                      847  1,494
Commercial:
   Amounts billed.................................................  3,226  1,996
   Unbilled costs and estimated earnings on uncompleted contracts.  3,937  1,815
                                                                   ------ ------
       Total...................................................... $8,010 $5,305
                                                                   ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $16,000 and $20,000 at December 31, 2002 and 2001, respectively. During 2002, the Company reserved for and wrote off approximately $65,000 related to a receivable deemed uncollectible as a result of a settlement reached with a vessel construction customer. During 2001 and 2000, there were no significant transactions recorded in the allowance for doubtful accounts.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at December 31, 2002, substantially all is expected to be collected within the next twelve months.

   Information with respect to uncompleted contracts as of December 31, 2002 and 2001 is as follows (in thousands):

                                                    2002      2001
                                                  --------  --------
          Costs incurred on uncompleted contracts $ 28,684  $ 28,311
          Estimated earnings, net................    4,698     8,081
                                                  --------  --------
                                                    33,382    36,392
          Less billings to date..................  (29,661)  (33,851)
                                                  --------  --------
                                                  $  3,721  $  2,541
                                                  ========  ========

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                                  2002    2001
                                                                                 ------  ------
Costs and estimated earnings, net in excess of billings on uncompleted contracts $4,360  $2,952
Billings in excess of costs and estimated earnings on uncompleted contracts.....   (639)   (411)
                                                                                 ------  ------
   Total........................................................................ $3,721  $2,541
                                                                                 ======  ======

   The Company recorded a charge of approximately $150,000 for the year ended December 31, 2002 to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress. As of December 31, 2002, the $150,000 provision is included in costs and estimated earnings, net in excess of billings on uncompleted contracts. As of December 31, 2001, the Company did not have any contracts in a forward loss position.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

3.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following at December 31, 2002 and 2001 (in thousands):

                                               2002      2001
                                             --------  --------
               Land......................... $  3,881  $  3,881
               Buildings and improvements...   15,966    14,956
               Machinery and equipment......    5,790     5,272
               Drydocks and bulkheads.......   10,866    10,276
               Barges and boat..............      454       454
               Office and automotive........    2,018       968
               Construction in progress.....    5,077     2,520
                                             --------  --------
                                               44,052    38,327
               Less accumulated depreciation  (14,622)  (12,841)
                                             --------  --------
                                             $ 29,430  $ 25,486
                                             ========  ========

4.  LONG-TERM DEBT

   Long-term debt consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                                               2002     2001
                                                                             -------  -------
Term loan--Bank, variable interest rate (3.17% at December 31, 2002), due
  May 31, 2005.............................................................. $ 7,723  $ 9,007
Development loan--Bank, variable interest rate (3.13% at December 31, 2002),
  due May 31, 2007..........................................................   5,500       --
                                                                             -------  -------
                                                                              13,223    9,007
Less current maturities.....................................................  (1,806)  (1,284)
                                                                             -------  -------
                                                                             $11,417  $ 7,723
                                                                             =======  =======

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rate is variable, and interest accrues at the option of the Company either at the lender's prime rate minus 0.5% or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0 and a debt service coverage ratio of 1.35 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At December 31, 2002, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of May 31, 2005 and is payable in 28 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million. Interest accrues at 3.17% until February 28, 2003, and thereafter at the option of the Company either at the lender's prime rate minus 0.5% (4.25% at December 31, 2002) or LIBOR plus 1.75% (3.13% at December 31,
2002).

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2003. The

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

Company pays a fee of 0.25% per annum on the unused portion of the facility. As of December 31, 2002, no amounts were outstanding on the Revolving Credit Facility.

   On July 18, 2002 the Company entered into The Development Loan which provides financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The facility includes a revolver that will convert to a term loan. Payments under the revolver will include interest only payments until March 31, 2003, at which time it will convert to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest, with a final balloon payment due on May 31, 2007. As of December 31, 2002, the Company had drawn $5.5 million on this credit facility. Interest accrues at the option of the Company either at the lender's prime rate minus 0.5% (4.25% at December 31, 2002) or LIBOR plus 1.75% (3.13% at December 31, 2002).

   Annual maturities of long-term debt for each of the next five years are as follows (in thousands):

                                       Amount
                                       -------
                                  2003 $ 1,806
                                  2004   1,980
                                  2005   5,851
                                  2006     696
                                  2007   2,890
                                       -------
                                       $13,223
                                       =======

5.  SHAREHOLDERS' EQUITY

  Treasury Stock

   On March 21, 2000, the Company's Board of Directors authorized management to repurchase shares of its outstanding common stock. The shares are held as treasury stock and are available for use in connection with the Company's stock option and other compensation programs or for other corporate purposes. The Company repurchased 40,483 shares at a total cost of approximately $211,000 as of December 31, 2002 and 2001.

  Income Per Share

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" income per share was 7,230,194, 7,128,840 and 7,067,239 for the years ended December 31, 2002, 2001 and 2000, respectively. The number of weighted average shares for "diluted" income per share was 7,230,194, 7,148,914, and 7,076,110 for the years ended December 31, 2002, 2001 and 2000, respectively.

   Income (loss) per diluted share calculations for the years ended December 31, 2002, 2001, and 2000 exclude 205,775, 520,503, and 576,275, respectively, of common shares issuable under common stock options because the options' exercise price was greater than the average market price of the common shares. Additionally, 54,000 of common shares issuable under common stock options were excluded from the loss per diluted share calculation for the year ended December 31, 2002, because they were anti-dilutive due to the operating loss for the year.

  Stockholders' Rights Plan

   During May 2002, the Company adopted a rights plan. The rights plan is intended to protect stockholder interests in the event the Company becomes the subject of a takeover initiative that the Company's board of

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES directors believes could deny the Company's stockholders the full value of their investment. The adoption of the rights plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The plan does not prohibit the board from considering any offer that it considers advantageous to its stockholders.

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

  Stock Issuance to Executive Officers

   In September 2002, the Company entered into an employment agreement with Lewis J. Derbes, Jr. providing for employment as the Company's Vice President and Chief Financial Officer through December 31, 2004 and annual extensions thereafter, subject to the parties mutual agreement. The minimum annual total compensation under the agreement is $140,000. Pursuant to the agreement, on the executive's start date of September 30, 2002, he was granted 2,500 restricted shares of common stock, vesting on the first anniversary of his start date, and options to purchase 25,000 shares of common stock at the market price on the start date, vesting over a three year period.

   In August 2001, the Company entered into an employment agreement with Kenneth G. Myers, Jr. providing for employment as the Company's President and Chief Executive Officer through December 31, 2004 and annual extensions thereafter, subject to the parties' mutual agreement. The minimum annual total compensation under the agreement is $230,000. Pursuant to the agreement, on the executive's start date of August 27, 2001, he was granted 5,000 restricted shares of common stock, vesting on the first anniversary of his start date, and options to purchase 50,000 shares of common stock at the market price on the start date, vesting over a three-year period.

   In August 2001, the Company and William H. Hidalgo entered into a transition agreement and terminated his employment agreement. The agreement provided that he would remain employed by the Company as President and Chief Executive Officer through August 26, 2001 and as Special Advisor to the new Chief Executive Officer through October 31, 2001. In consideration of past services, assistance with an orderly transition, surrender of his stock options, execution of the agreement (including a one-year non-competition covenant) and severance, Mr. Hidalgo received 132,820 shares of common stock and, on February 28, 2002, a severance payment of $195,290 and bonus of $622,500. Options to purchase 285,957 shares of common stock previously granted to Mr. Hidalgo were cancelled. His $233,327 promissory note payable and related accrued interest payable to the Company were also cancelled.

   The Company also granted Cecil A. Hernandez, the Company's former Chief Financial Officer, in consideration of past services and surrender of his stock options, 44,261 shares of common stock and paid a cash bonus on February 28, 2002, of $248,000. Options to purchase 114,043 shares of common stock previously

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES granted to Mr. Hernandez were cancelled. His $139,277 promissory note payable and related accrued interest payable to the Company were also cancelled.

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

  Stock Option Plan

   The Company established the 2002 Stock Plan (the "Stock Plan") in May 2002. The Stock Plan permits the granting of any or all of the following types of awards: stock options, restricted stock, automatic director options, and various other stock-based awards. All officers and employees of, and any consultants to the Company or any affiliate of the Company, will be eligible for participation in all awards under the Stock Plan other than directors' options. Only non-employee directors of the Company will receive automatic grants of director options. Awards granted under the Stock Plan have a maximum term of ten years. The maximum number of shares that can be delivered under the 2002 Stock Plan is the sum of (1) 512,044 shares, plus (2) any shares represented by awards granted under the 1998 Stock Plan that are forfeited, expire or are cancelled without delivery of shares.

   The Company established the 1998 Stock Plan in March 1998. The 1998 Stock Plan permitted the granting of any or all of the following types of awards: stock options, restricted stock, automatic director options, and various other stock-based awards. Only non-employee directors of the Company received automatic grants of director options. Awards granted under the 1998 Stock Plan have a maximum term of ten years. A total of 950,000 shares were authorized and reserved for issuance and 246,742 shares were subject to outstanding awards when the Company adopted the 2002 Stock Plan. No further awards may be made under the 1998 Stock Plan.

   The following is a summary of the option activity for the years ended December 31, 2002, 2001 and 2000:

                                               Weighted    Number
                                              Avg. Price of Options
                                              ---------- ----------
             Outstanding at January 1, 2000..   $6.54      547,100
             Granted.........................    5.71       63,775
             Forfeited.......................    6.75       (8,000)
             Exercised.......................    6.22      (14,133)
                                                -----     --------
             Outstanding at December 31, 2000    6.45      588,742
             Granted.........................    6.45       53,000
             Cancelled.......................    6.65     (400,000)
                                                -----     --------
             Outstanding at December 31, 2001    6.12      241,742
             Granted.........................    3.34       42,800
             Forfeited.......................    5.16      (24,767)
                                                -----     --------
             Outstanding at December 31, 2002    5.70      259,775
                                                =====     ========
             Exercisable at December 31, 2002    6.10      186,641
                                                =====     ========
             Exercisable at December 31, 2001    6.11      188,148
                                                =====     ========
             Exercisable at December 31, 2000    6.50      395,684
                                                =====     ========

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at December 31, 2002:

                            Options Outstanding       Options Exercisable
                      ------------------------------- --------------------
                                  Weighted   Weighted             Weighted
                                   Average   Average              Average
      Exercise Price    Number    Remaining  Exercise   Number    Exercise
      Range Per Share Outstanding   Life      Price   Exercisable  Price
      --------------- ----------- ---------- -------- ----------- --------
        $2.95-$3.40      54,000   9.09 years  $3.24     14,200     $3.25
        $4.70-$6.40     109,275   8.28 years  $5.98     75,941     $5.79
        $6.75-$7.25      96,500   5.57 years  $6.77     96,500     $6.77

   Options granted under the stock plans during 2002, 2001 and 2000 have various vesting rights ranging from immediate to three years from the date of the grant. Vesting is accelerated upon a change of control as defined in the plans.

  Warrants

   In June 1998, the Company issued to the underwriter involved in the initial public offering, warrants to purchase 72,000 shares of common stock exercisable for five years at the initial public offering price of $12.00 per share. At December 31, 2002, 2001 and 2000, no warrants had been exercised.

6.  EMPLOYEE BENEFITS

   The Company has a 401(k) plan that covers all employees who meet certain eligibility requirements. Contributions to the plan by the Company are made at the discretion of the Board of Directors. Contribution expense was $121,000, $128,000 and $119,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

7.  TERMINATED ACQUISITION COSTS

   On October 9, 2002, the Company announced that it had terminated negotiations under a non-binding letter of intent executed August 12, 2002 regarding the purchase of substantially all of the assets of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC. Approximately $350,000 of deferred acquisition costs were charged to operations for the year ended December 31, 2002 as a result of the termination of this proposed acquisition.

   In connection with the letter of intent, Conrad entered into an agreement pursuant to which it loaned approximately $500,000, secured by real estate, to Swiftships Shipbuilders, LLC. The loan and related interest were collected in full during the fourth quarter of 2002.

8.  INCOME TAXES

   The Company has provided for Federal and State income taxes as follows (in thousands):

                                        2002  2001   2000
                                        ---- ------ ------
                     Current provision. $20  $  941 $1,928
                     Deferred provision   3     174     93
                                        ---  ------ ------
                                        $23  $1,115 $2,021
                                        ===  ====== ======

   State income taxes included above are not significant for the years presented.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   The provision for income taxes varied from the Federal statutory income tax rate due to the following (in thousands):

                                            2002         2001        2000
                                        ------------  ----------- -----------
                                        Amount   %    Amount  %   Amount  %
                                        ------ -----  ------ ---- ------ ----
   Taxes at Federal statutory rate.....  $ 7    35.0  $  752 35.0 $1,651 35.0
   Non-deductible goodwill amortization   --      --     275 12.8    276  5.8
   Non-deductible penalty..............   --      --      53  2.5     --   --
   Non-deductible other expenses.......   21   110.5      --   --     --   --
   State income taxes..................   (5)  (24.4)     35  1.6     94  2.0
                                         ---   -----  ------ ---- ------ ----
      Total............................  $23   121.1  $1,115 51.9 $2,021 42.8
                                         ===   =====  ====== ==== ====== ====

   Deferred income taxes represent the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. The tax effects of significant items comprising the Company's net deferred tax balances at December 31, 2002 and 2001 are as follows (in thousands):

                                                                             2002    2001
                                                                            ------  ------
Deferred Tax Liabilities:
   Differences between book and tax basis of property, plant and equipment. $3,364  $3,269
   Other...................................................................     --     (58)
                                                                            ------  ------
                                                                             3,364   3,211
                                                                            ------  ------
Deferred Tax Assets (included in other current assets):
   Contracts in progress...................................................    (33)    124
   Accrued expenses not currently deductible...............................   (170)   (177)
                                                                            ------  ------
                                                                              (203)    (53)
                                                                            ------  ------
Net deferred tax liabilities............................................... $3,161  $3,158
                                                                            ======  ======

9.  SALES TO MAJOR CUSTOMERS

   Sales to various customers, which amount to 10% or more of the Company's total revenues for the three years ended December 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

                                2002       2001       2000
                             ---------  ---------  ---------
                             Amount  %  Amount  %  Amount  %
                             ------ --  ------ --  ------ --
                  Customer A $4,891 12% $5,065 11% $7,330 19%
                  Customer B             7,429 16%
                  Customer C                        7,488 19%
                  Customer D  5,095 12%
                  Customer E  2,029  5%  5,805 12%  4,663 12%
                  Customer F  4,167 10%

   Sales to Customers A, B, D, E and F for all periods presented in the table were reported by the Company's vessel construction segment. Sales to Customer C for all periods presented in the table were reported by the Company's repair and conversion segment.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

10.  RELATED PARTY TRANSACTIONS

   The Company purchases in its ordinary course of business certain components from Johnny's Propeller Shop, Inc., a company wholly owned by John P. Conrad, Jr., Co-Chairman of the Board of Directors. Total purchases for the three years ended December 31, 2002, 2001 and 2000 were $345,000, $211,000 and $207,000, respectively. The Company believes that such transactions were made on a competitive basis at market prices.

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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                                Years Ended December 31,
                                                               -------------------------
                                                                 2002     2001     2000
                                                               -------  -------  -------
Revenue:
   Vessel construction........................................ $30,814  $33,610  $23,398
   Repair and conversions.....................................  10,209   13,294   15,118
                                                               -------  -------  -------
       Total revenue..........................................  41,023   46,904   38,516
                                                               -------  -------  -------
Cost of revenue:
   Vessel construction........................................  26,826   26,677   17,993
   Repair and conversions.....................................   8,831   10,340   11,175
                                                               -------  -------  -------
       Total cost of revenue..................................  35,657   37,017   29,168
                                                               -------  -------  -------
Gross profit:
   Vessel construction........................................   3,988    6,933    5,405
   Repair and conversions.....................................   1,378    2,954    3,943
                                                               -------  -------  -------
       Total gross profit.....................................   5,366    9,887    9,348
Selling, general and administrative expenses..................   4,815    5,077    4,661
Terminated acquisition costs..................................     350                --
Executive compensation expense................................      --    2,613       --
                                                               -------  -------  -------
Income from operations........................................     201    2,197    4,687
Interest expense..............................................    (221)    (193)    (386)
Other income, net.............................................      39      144      417
                                                               -------  -------  -------
Income before income taxes....................................      19    2,148    4,718
Provision for income taxes....................................      23    1,115    2,021
                                                               -------  -------  -------
(Loss) income before cumulative effect of change in accounting
  principle...................................................      (4)   1,033    2,697
                                                               -------  -------  -------
Cumulative effect of change in accounting principle...........  (4,500)      --       --
                                                               -------  -------  -------
Net (loss) income............................................. $(4,504) $ 1,033  $ 2,697
                                                               =======  =======  =======

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                             Years Ended December 31,
                                                             ------------------------
                                                              2002     2001    2000
                                                              ------  ------  ------
Depreciation and Amortization Expense:
   Vessel construction...................................... $  840   $  814  $  781
   Repair and conversion....................................    608      551     471
   Included in selling, general and administrative expenses.    413      961     947
                                                              ------  ------  ------
       Total Depreciation and Amortization Expense.......... $1,861   $2,326  $2,199
                                                              ======  ======  ======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Total assets and capital expenditures of the Company by segment are as follows (in thousands):

                                                Years Ended December 31,
                                                -----------------------
                                                 2002     2001    2000
                                                -------  ------- -------
         Total Assets:
            Vessel construction................ $24,799  $27,336 $29,565
            Repair and conversion..............  18,393   11,720  11,759
            Other..............................  10,649   13,518   6,640
                                                -------  ------- -------
                Total assets................... $53,841  $52,574 $47,964
                                                =======  ======= =======
         Capital expenditures:
            Vessel construction................ $ 1,252  $   637 $   435
            Repair and conversion..............   3,382    1,642   4,624
            Other..............................   1,133    2,041   1,633
                                                -------  ------- -------
                Total capital expenditures..... $ 5,767  $ 4,320 $ 6,692
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

12.  COMMITMENTS AND CONTINGENCIES

   Legal Matters--The Company is a party to various routine legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings in the aggregate, even if determined adversely, would not have a material adverse effect on the Company's consolidated financial statements.

   Employment Agreements--The Company has employment agreements with certain of its executive officers which provide for employment of the officers through December 31, 2004, and provide for extensions at the end of the term, subject to the parties' mutual agreement. The minimum annual total compensation under these agreements is $650,000.

   In September 2002, the Company entered into an employment agreement with Lewis J. Derbes, Jr. providing for employment as the Company's Vice-President and Chief Financial Officer through December 31, 2004 and extensions thereafter, subject to the parties' mutual agreement. The minimum annual total compensation under the agreement is $140,000.

   Construction Commitments--As of December 31, 2002, the Company had an outstanding commitment of $0.7 million for the construction of its new repair and conversion facility in Amelia, Louisiana.

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $28.1 million and $0.2 million at December 31, 2002 and 2001, respectively.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

13.  SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   Consolidated operating results for the four quarters of 2002 and 2001 were as follows (in thousands, except per share data):

                                               Quarter Ended
                             ----------------------------------------------
                              March 31,   June 30, September 30,  December 31,
                             ---------    -------- -------------  ------------
Fiscal 2002
Revenue.....................  $10,585     $10,427     $ 9,379       $10,632
Gross profit................    2,095       1,715       1,099           457
Net (loss) income...........   (4,042)(1)     300        (263)         (499)(3)
Net (loss) income per share:
   Basic....................    (0.56)(1)    0.04       (0.04)        (0.07)(3)
   Diluted..................    (0.56)(1)    0.04       (0.04)        (0.07)(3)

Fiscal 2001
Revenue.....................  $11,885     $12,173     $12,941       $ 9,905
Gross profit................    2,769       2,928       2,819         1,371
Net income (loss)...........      951         976        (743)(2)      (151)
Net income (loss) per share:
   Basic....................     0.13        0.14       (0.10)(2)     (0.02)
   Diluted..................     0.13        0.14       (0.10)(2)     (0.02)

--------
(1) Includes the effect of $4.5 million cumulative effect of change in accounting principle ($0.62 per diluted share) related to an impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets."
(2) Includes the effect of $2.6 million ($1.6 million after tax or $0.23 per diluted share) of executive compensation expense recognized in the third quarter ended September 30, 2001.
(3) Includes the effect of a $0.6 million ($0.3 million after tax or $0.05 per diluted share) charge to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this Item as to the directors and executive officers of Conrad Industries, Inc. is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2003 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2002.

Item 11.  Executive Compensation

   The information required by this Item is hereby incorporated by reference from the Company's definitive proxy statement which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2002. Notwithstanding the foregoing, in accordance with Items 306 and 402(a)(8) of Regulation S-K and Item 7(d)(3) of Schedule 14A, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee" and "Performance Graph", and under the sub-heading "Report of the Audit Committee" (except for information following the heading "Audit Fees" therein), shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information required by this Item as to the ownership by management and others of securities of the Company and equity compensation plan information is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2003 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2002.

Item 13.  Certain Relationships and Related Transactions

   The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the Company's definitive proxy statement prepared in connection with the 2003 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2002.

Item 14:  Controls and Procedures

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

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

   4.4   --Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock
           Transfer & Trust Company (filed as Exhibits 1, 2, 3 and 4 to the Company's Registration
           Statement on Form 8-A filed May 29, 2002 and incorporated by reference herein).

  10.1   --Warrant Agreement between Conrad Industries, Inc. and Morgan Keegan & Company, Inc. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for year ended December 31,
           1998 and incorporated by reference herein).

  10.2   --Third Amended and Restated Loan Agreement dated as of July 18, 2002, by and among Whitney
           National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company., Inc. and Conrad
           Industries, Inc. (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended
           September 30, 2002 and incorporated by reference herein).

  10.3*  --Allonge to Third Amended and Restated Loan Agreement by and among Whitney National Bank,
           Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries dated
           December 31, 2002.

  10.4*  --First Amendment to the Third Amended and Restated Loan Agreement by and among Whitney
           National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad
           Industries dated March 21, 2003.

Exhibits                                           Description
--------                                           -----------

  10.5*  --Officer and Director Indemnification Agreement.

 10.6**  --Conrad Industries, Inc. Amended and Restated 1998 Stock Plan (First Amendment) (filed with the Company's Proxy Statement on Schedule 14-A filed on April 22, 1999 and incorporated by reference herein.

 10.7**  --Conrad Industries, Inc. 2002 Stock Plan (Annex A) (filed with the Company's Proxy Statement on Schedule 14-A filed on April 17, 2002 and incorporated by reference herein.

 10.8**  --Employment Agreement between Conrad Shipyard, Inc. and J. Parker Conrad (filed as Exhibit
           10.7 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.1 to the Company's
           Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein).

 10.9**  --Employment Agreement between Conrad Shipyard, Inc. and John Parker Conrad, Jr. (filed as
           Exhibit 10.8 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit
           10.2 to the Company's Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.2 to the
           Company's Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein)

10.10**  --Employment Agreement between Conrad Shipyard, Inc. and William H. Hidalgo (filed as Exhibit
           10.9 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein) and Amendment No. 1 dated March 31, 2001 (filed as Exhibit
           10.3 to the Company's Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein).

10.11**  --Transition Agreement dated August 20, 2001, between Conrad Shipyard, L.L.C. and William H.
           Hidalgo, Sr. (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended
           September 30, 2001 and incorporated by reference herein).

10.12**  --Employment Agreement between Conrad Shipyard, Inc. and Cecil A. Hernandez (filed as
           Exhibit 10.10 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit
           10.4 to the Company's Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.3 to the
           Company's Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein).

10.13**  --Agreement dated August 20, 2001, between Conrad Industries, Inc. and Cecil A. Hernandez.
           (filed as Exhibit 10.4 to the Company's Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

10.14**  --Employment Agreement effective August 13, 2001, between Conrad Industries, Inc. and
           Kenneth G. Myers, Jr (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended
           September 30, 2001 and incorporated by reference herein).

10.15**  --Employment Agreement effective September 30, 2002, between Conrad Industries, Inc. and
           Lewis J. Derbes, Jr (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended
           September 30, 2002 and incorporated by reference herein).

  10.16  --Loan Agreement dated August 12, 2002, by and among Swift Group, L.L.C., Swiftships
           Shipbuilders, L.L.C., Swiftships Technologies, L.L.C., Land and Industrial Asset Management,
           L.L.C., Swiftships Freeport, Inc., Champion Shipyards, Inc. and Conrad Shipyard, L.L.C. (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein).

               Exhibits                Description
               --------                -----------

                 21.1*  --Subsidiaries of Conrad Industries, Inc.

                 23.1*  --Consent of Deloitte & Touche LLP.

--------
*  Filed herewith.
** Management contract or compensation plan.

  (b)  Reports on Form 8-K:

   Conrad Industries, Inc. has not filed any Current Reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 2002.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONRAD INDUSTRIES, INC.

                               By:      /s/  KENNETH G. MYERS, JR.
                                   -------------------------------------
                                           Kenneth G. Myers, Jr.
Date: March 26, 2003               President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

    /s/  J. PARKER CONRAD      Co-Chairman of the Board of    March 26, 2003
-----------------------------    Directors
      J. Parker Conrad

  /s/  JOHN P. CONRAD, JR.     Co-Chairman of the Board of    March 26, 2003
-----------------------------    Directors
     John P. Conrad, Jr.

 /s/  KENNETH G. MYERS, JR.    President, Chief Executive     March 26, 2003
-----------------------------    Officer and Director
    Kenneth G. Myers, Jr.        (Principal Executive
                                 Officer)

   /s/  CECIL A. HERNANDEZ     Director                       March 26, 2003
-----------------------------
     Cecil A. Hernandez

   /s/  MICHAEL J. HARRIS      Director                       March 26, 2003
-----------------------------
      Michael J. Harris

  /s/  LOUIS J. MICHOT, JR.    Director                       March 26, 2003
-----------------------------
    Louis J. Michot, Jr.

/s/  RICHARD E. ROBERSON, JR.  Director                       March 26, 2003
-----------------------------
  Richard E. Roberson, Jr.

  /s/  LEWIS J. DERBES, JR.    Vice President and Chief       March 26, 2003
-----------------------------    Financial Officer
    Lewis J. Derbes, Jr.         (Principal Financial and
                                 Accounting Officer)

                                CERTIFICATIONS

I, Kenneth G. Myers, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Conrad Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003.


/s/  KENNETH G. MYERS, JR.
--------------------------
Kenneth G. "Jerry" Myers,
           Jr.
   President and Chief
    Executive Officer

I, Lewis J. Derbes, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Conrad Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003.


/s/  LEWIS J. DERBES, JR.
-------------------------
  Lewis J. Derbes, Jr.
Vice President and Chief
    Financial Officer

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

   4.4   --Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock
           Transfer & Trust Company (filed as Exhibits 1, 2, 3 and 4 to the Company's Registration
           Statement on Form 8-A filed May 29, 2002 and incorporated by reference herein).

  10.1   --Warrant Agreement between Conrad Industries, Inc. and Morgan Keegan & Company, Inc. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for year ended December 31,
           1998 and incorporated by reference herein).

  10.2   --Third Amended and Restated Loan Agreement dated as of July 18, 2002, by and among Whitney
           National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company., Inc. and Conrad
           Industries, Inc. (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended
           September 30, 2002 and incorporated by reference herein).

  10.3*  --Allonge to Third Amended and Restated Loan Agreement dated as of July 18, 2002, by and among
           Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and
           Conrad Industries dated December 31, 2002.

  10.4*  --First Amendment to the Third Amended and Restated Loan Agreement by and among Whitney
           National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad
           Industries dated March 21, 2003.

  10.5*  --Officer and Director Indemnification Agreement.

  10.6** --Conrad Industries, Inc. Amended and Restated 1998 Stock Plan (First Amendment) (filed with the
           Company's Proxy Statement on Schedule 14-A filed on April 22, 1999 and incorporated by reference herein.

  10.7** --Conrad Industries, Inc. 2002 Stock Plan (Annex A) (filed with the Company's Proxy Statement on
           Schedule 14-A filed on April 17, 2002 and incorporated by reference herein.

  10.8** --Employment Agreement between Conrad Shipyard, Inc. and J. Parker Conrad (filed as Exhibit
           10.7 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.1 to the Company's Form
           10-Q for the period ended June 30, 2002 and incorporated by reference herein).

Exhibits                                             Description
--------                                             -----------

  10.9** --Employment Agreement between Conrad Shipyard, Inc. and John Parker Conrad, Jr. (filed as
           Exhibit 10.8 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit
           10.2 to the Company's Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.2 to the
           Company's Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein)

 10.10** --Employment Agreement between Conrad Shipyard, Inc. and William H. Hidalgo (filed as Exhibit
           10.9 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein) and Amendment No. 1 dated March 31, 2001 (filed as Exhibit
           10.3 to the Company's Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein).

 10.11** --Transition Agreement dated August 20, 2001, between Conrad Shipyard, L.L.C. and William H.
           Hidalgo, Sr. (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended
           September 30, 2001 and incorporated by reference herein).

 10.12** --Employment Agreement between Conrad Shipyard, Inc. and Cecil A. Hernandez (filed as Exhibit
           10.10 to the Company's Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.4 to the Company's Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.3 to the Company's Form
           10-Q for the period ended June 30, 2002 and incorporated by reference herein).

 10.13** --Agreement dated August 20, 2001, between Conrad Industries, Inc. and Cecil A. Hernandez. (filed as Exhibit 10.4 to the Company's Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

 10.14** --Employment Agreement effective August 13, 2001, between Conrad Industries, Inc. and Kenneth
           G. Myers, Jr (filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended
           September 30, 2001 and incorporated by reference herein).

 10.15** --Employment Agreement effective September 30, 2002, between Conrad Industries, Inc. and Lewis
           J. Derbes, Jr (filed as Exhibit 10.3 to the Company's Form 10-Q for the period ended
           September 30, 2002 and incorporated by reference herein).

 10.16   --Loan Agreement dated August 12, 2002, by and among Swift Group, L.L.C., Swiftships
           Shipbuilders, L.L.C., Swiftships Technologies, L.L.C., Land and Industrial Asset Management,
           L.L.C., Swiftships Freeport, Inc., Champion Shipyards, Inc. and Conrad Shipyard, L.L.C. (filed as
           Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein).

  21.1*  --Subsidiaries of Conrad Industries, Inc.

  23.1*  --Consent of Deloitte & Touche LLP.

--------
*  Filed herewith.
** Management contract or compensation plan.