Form 10-Q
period 2003-03-31
CONRAD INDUSTRIES INC
filed 2003-05-14
CIK 1059167

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the period ended March 31, 2003

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number 000-24263

                            CONRAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                  72-1416999
                  (State of other           (I.R.S. Employer
                  jurisdiction of
                 incorporation or          Identification No.)
                   organization)

             1100 Brashear Ave., Suite
                        200
                   P.O. Box 790
              Morgan City, Louisiana              70381
               (Address of principal           (Zip Code)
                executive offices)

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

   As of May 13, 2003, 7,235,954 shares of the registrant's Common Stock were outstanding.

================================================================================

                                   FORM 10-Q

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

   Item 1.  Financial Statements (Unaudited)
          Consolidated Balance Sheets, March 31, 2003 and December 31, 2002........................   3
          Consolidated Statements of Operations, Three Months Ended March 31, 2003 and 2002........   4
          Consolidated Statements of Cash Flows, Three Months Ended March 31, 2003 and 2002........   5
          Notes to the Consolidated Financial Statements...........................................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  13

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................  19

   Item 4.  Controls and Procedures................................................................  19

Part II.  Other Information

   Item 1.  Legal Proceedings......................................................................  20

   Item 6.  Exhibits and Reports on Form 8-K.......................................................  20

Signature..........................................................................................  21

CEO Certification..................................................................................  22

CFO Certification..................................................................................  23

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

                        PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                     March 31, December 31,
                                                                                       2003        2002
                                                                                     --------- ------------
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................  $ 5,837    $ 6,427
   Accounts receivable, net.........................................................    2,523      3,650
   Costs and estimated earnings, net in excess of billings on uncompleted contracts.    3,736      4,360
   Inventories......................................................................      587        214
   Other current assets.............................................................    1,400      1,641
                                                                                     --------    -------
       Total current assets.........................................................   14,083     16,292
PROPERTY, PLANT AND EQUIPMENT, net..................................................   30,640     29,430
GOODWILL............................................................................    8,101      8,101
OTHER ASSETS........................................................................       16         18
                                                                                     --------    -------
TOTAL ASSETS........................................................................  $52,840    $53,841
                                                                                     ========    =======
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.................................................................  $ 1,511    $ 3,278
   Accrued employee costs...........................................................      955        760
   Accrued expenses.................................................................      423        362
   Current maturities of long-term debt.............................................    1,980      1,806
   Billings in excess of costs and estimated earnings, net on uncompleted contracts.      627        639
                                                                                     --------    -------
       Total current liabilities....................................................    5,496      6,845
LONG-TERM DEBT, less current maturities.............................................   12,122     11,417
DEFERRED INCOME TAXES...............................................................    3,326      3,364
                                                                                     --------    -------
       Total liabilities............................................................   20,944     21,626
                                                                                     --------    -------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued..       --         --
   Common stock, $0.01 par value 20,000,000 shares authorized, 7,276,437 in 2003
     and 2002.......................................................................       73         73
   Additional paid-in capital.......................................................   29,000     29,000
   Unearned stock compensation......................................................       (4)        (6)
   Treasury stock at cost, 40,483 shares in 2003 and 2002...........................     (211)      (211)
   Retained earnings................................................................    3,038      3,359
                                                                                     --------    -------
       Total shareholders' equity...................................................   31,896     32,215
                                                                                     --------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................  $52,840    $53,841
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

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                             ----------------
                                                                               2003      2002
                                                                             -------   -------
REVENUE..................................................................... $10,474   $10,585

COST OF REVENUE.............................................................   9,659     8,490
                                                                             -------   -------
GROSS PROFIT................................................................     815     2,095

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................................   1,243     1,302
                                                                             -------   -------
(LOSS) INCOME FROM OPERATIONS...............................................    (428)      793

INTEREST EXPENSE............................................................     (66)      (81)

OTHER INCOME, NET...........................................................       4        10
                                                                             -------   -------
(LOSS) INCOME BEFORE INCOME TAXES...........................................    (490)      722

(BENEFIT) PROVISION FOR INCOME TAXES........................................    (169)      264
                                                                             -------   -------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................................    (321)      458

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................      --    (4,500)
                                                                             -------   -------
NET LOSS.................................................................... $  (321)  $(4,042)
                                                                             =======   =======
Basic and diluted (loss) income per share:
   (Loss) income before cumulative effect of change in accounting principle. $ (0.04)  $  0.06
   Cumulative effect of change in accounting principle......................      --     (0.62)
                                                                             -------   -------
   Net loss................................................................. $ (0.04)  $ (0.56)
                                                                             =======   =======
Weighted average common shares outstanding:
   Basic....................................................................   7,236     7,228
                                                                             =======   =======
   Diluted..................................................................   7,236     7,228
                                                                             =======   =======


           See notes to unaudited consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                              ----------------
                                                                                                2003     2002
                                                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.................................................................................. $  (321) $(4,042)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Cumulative effect of change in accounting principle...................................      --    4,500
       Depreciation and amortization.........................................................     497      494
       Deferred income tax benefit...........................................................     (38)     (74)
       Changes in assets and liabilities:
          Accounts receivable................................................................   1,127     (339)
          Net change in billings related to cost and estimated earnings, net on
            uncompleted contracts............................................................     612   (3,370)
          Inventory and other assets.........................................................    (132)    (147)
          Accounts payable and accrued expenses..............................................  (1,511)     480
                                                                                              -------  -------
              Net cash provided by (used in) operating activities............................     234   (2,498)
                                                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment..............................................  (1,703)    (698)
   Payment of executive notes receivable.....................................................      --      456
                                                                                              -------  -------
              Net cash used in investing activities..........................................  (1,703)    (242)
                                                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal repayments of debt..............................................................    (321)    (321)
   Proceeds from issuance of debt............................................................   1,200       --
                                                                                              -------  -------
              Net cash provided by (used in) financing activities............................     879     (321)
                                                                                              -------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................................................    (590)  (3,061)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................   6,427    6,909
                                                                                              -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................................... $ 5,837  $ 3,848
                                                                                              =======  =======
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
   Interest paid, net of capitalized interest................................................ $    66  $    81
                                                                                              =======  =======
   Taxes paid................................................................................ $    --  $    --
                                                                                              =======  =======


           See notes to unaudited consolidated financial statements.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the "Company") which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, L.L.C. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). New construction work and some repair work is performed on a fixed-price basis. The Company performs the majority of repair work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated. In the opinion of the management of the Company, the interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company's audited 2002 consolidated financial statements and related notes filed on Form 10-K for the year ended December 31, 2002.

   The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. RECEIVABLES

   Receivables consisted of the following at March 31, 2003 and December 31, 2002 (in thousands):

                                                                    2003   2002
                                                                   ------ ------
U.S. Government:
   Amounts billed................................................. $  212 $  424
   Unbilled costs and estimated earnings on uncompleted contracts.    692    423
                                                                   ------ ------
                                                                      904    847
Commercial:
   Amounts billed.................................................  2,311  3,226
   Unbilled costs and estimated earnings on uncompleted contracts.  3,044  3,937
                                                                   ------ ------
Total............................................................. $6,259 $8,010
                                                                   ====== ======

   Included above in amounts billed is an allowance for doubtful accounts of $16,000 at March 31, 2003 and December 31, 2002. During 2003, there were no significant transactions recorded in the allowance for doubtful accounts. During 2002, the Company reserved for approximately $65,000 related to a receivable deemed uncollectible as a result of a settlement reached with a vessel construction customer.

   Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at March 31, 2003, substantially all is expected to be collected within the next twelve months.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Information with respect to uncompleted contracts as of March 31, 2003 and December 31, 2002 is as follows (in thousands):

                                                    2003      2002
                                                  --------  --------
          Costs incurred on uncompleted contracts $ 29,702  $ 28,684
          Estimated earnings, net................    4,464     4,698
                                                  --------  --------
                                                    34,166    33,382
          Less billings to date..................  (31,057)  (29,661)
                                                  --------  --------
                                                  $  3,109  $  3,721
                                                  ========  ========

   The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

                                                                                  2003    2002
                                                                                 ------  ------
Costs and estimated earnings, net in excess of billings on uncompleted contracts $3,736  $4,360
Billings in excess of cost and estimated earnings, net on uncompleted contracts.   (627)   (639)
                                                                                 ------  ------
Total........................................................................... $3,109  $3,721
                                                                                 ======  ======

   The Company recorded charges of approximately $50,000 and $150,000 in the first quarter of 2003 and the fourth quarter of 2002, respectively to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress. As of March 31, 2003 and December 31, 2002, approximately $103,000 and $150,000, respectively, of this provision is included in costs and estimated earnings, net in excess of billings on uncompleted contracts.

3.  INVENTORIES

   Inventories consist primarily of costs related to vessels in progress not under customer contract. As of March 31, 2003, amounts related to these vessels totaled $356,000. No such amounts were outstanding as of December 31, 2002. Remaining inventories consist of excess job related materials and supplies. They are stated at the lower of cost (first-in, first-out basis) or market.

4.  GOODWILL

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

   During 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES involved comparing the implied fair value of this reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations for the three months ended March 31, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

   During the first quarter of 2003, the Company completed its annual update of the impairment test as prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the goodwill impairment test indicated that the fair value of each of the Company's reporting units exceeded its respective carrying amount. As no impairment was indicated, the second step of the test, as defined under SFAS No. 142, was not required to be performed.

   The carrying amount of goodwill of $8.1 million as of March 31, 2003 and December 31, 2002, relates to the Company's vessel construction segment.

5.  LONG-TERM DEBT

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rate is variable, and interest accrues at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.50 to 1.0, a debt to tangible net worth requirement of no greater than 1.50 and a debt service coverage ratio of 1.35 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At March 31, 2003, the Company was in compliance with these covenants.

   The Term Loan has a maturity date of May 31, 2005 and is payable in 25 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million. Interest accrues at 3.09% until August 30, 2003, and thereafter at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. At March 31, 2003 and December 31, 2002, the Term Loan balance outstanding was $7.4 million and $7.7 million, respectively.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2004. As of March 31, 2003 and December 31, 2002, no amounts were outstanding on the Revolving Credit Facility.

   On July 18, 2002, the Company entered into The Development Loan which provided financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The facility included a revolver that converted to a term loan on April 1, 2003. Payments under the revolver included interest only until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest with a final payment of $3.9 million due on May 31, 2007. Interest accrues at 3.05% until July 1, 2003, and thereafter at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. At March 31, 2003 and December 31, 2002, the Development Loan outstanding was $6.7 million and $5.5 million, respectively.

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

6.   SHAREHOLDERS' EQUITY

Income (Loss) per Share

   The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for "basic" and "diluted" income per share was 7,235,954 and 7,228,454 for the three months ended March 31, 2003 and 2002, respectively.

Stock-Based Compensation

   The Company uses the intrinsic value method of accounting for employee-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25 and, accordingly, follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No.123 had been applied.

   Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

                                                                                Three Months
                                                                              Ended March 31,
                                                                              ---------------
                                                                               2003     2002
                                                                              ------  -------
Net loss, as reported........................................................ $ (321) $(4,042)
Add: Total stock-based employee compensation expense included in reported net
  loss net of related tax effects............................................      1        5
Deduct: Total stock-based employee compensation expense determined under fair
  value based method for all awards, net of related tax effects..............    (22)     (32)
                                                                              ------  -------
Pro forma, net loss.......................................................... $ (342) $(4,069)
                                                                              ======  =======
Loss per share:
   Basic and diluted--as reported............................................ $(0.04) $ (0.56)
                                                                              ======  =======
   Basic and diluted--pro forma.............................................. $(0.05) $ (0.56)
                                                                              ======  =======
Weighted average fair value of grants........................................    N/A  $  1.75
                                                                              ======  =======
Black-Scholes option pricing model assumptions:
   Risk-free interest rate...................................................   2.83%    2.72%
   Expected life (years).....................................................    3.0      3.0
   Volatility................................................................   77.0%    79.0%
   Dividend yield............................................................     --       --

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

7.   SEGMENT AND RELATED INFORMATION

   The Company classifies its business into two segments:

  Vessel Construction

   The Company constructs a variety of marine vessels, including tugboats, ferries, liftboats, barges, offshore support vessels, large and small deck barges and other steel and aluminum products for both commercial and government markets. The Company also fabricates components of offshore drilling rigs and floating production, storage and offloading vessels including sponsons, stability columns, blisters, pencil columns and other modular components.

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

   The Company evaluates the performance of its segments based upon gross profit. Selling, general and administrative expenses, interest expense, other income, net, and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, "Summary of Significant Accounting Policies" in the Company's Form 10-K for the year ended December 31, 2002. Intersegment sales and transfers are not significant.

   Selected information as to the operations of the Company by segment is as follows (in thousands):

                                                                         Three Months Ended
                                                                             March 31,
                                                                         ----------------
                                                                           2003      2002
                                                                         -------   -------
Revenue:
   Vessel construction.................................................. $ 6,800   $ 6,753
   Repair and conversions...............................................   3,674     3,832
                                                                         -------   -------
       Total revenue....................................................  10,474    10,585
                                                                         -------   -------
Cost of revenue:
   Vessel construction..................................................   6,574     5,416
   Repair and conversions...............................................   3,085     3,074
                                                                         -------   -------
       Total cost of revenue............................................   9,659     8,490
                                                                         -------   -------
Gross profit:
   Vessel construction..................................................     226     1,337
   Repair and conversions...............................................     589       758
                                                                         -------   -------
       Total gross profit...............................................     815     2,095
Selling, general and administrative expenses............................   1,243     1,302
                                                                         -------   -------
(Loss) income from operations...........................................    (428)      793
Interest expense........................................................     (66)      (81)
Other income, net.......................................................       4        10
                                                                         -------   -------
(Loss) income before income taxes.......................................    (490)      722
(Benefit) provision for income taxes....................................    (169)      264
                                                                         -------   -------
(Loss) income before cumulative effect of change in accounting principle    (321)      458
Cumulative effect of change in accounting principle.....................      --    (4,500)
                                                                         -------   -------
Net loss................................................................ $  (321)  $(4,042)
                                                                         =======   =======

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

   Certain other financial information of the Company by segment is as follows (in thousands):

                                                                 Three Months Ended
                                                                  March 31,
                                                                 ------------------
                                                                  2003      2002
                                                                   ------   ----
    Depreciation and amortization expense:
       Vessel construction...................................... $  221     $216
       Repair and conversions...................................    178      153
       Included in selling, general and administrative expenses.     98      125
                                                                   ------    ----
           Total depreciation and amortization expense.......... $  497     $494
                                                                   ======    ====
    Capital expenditures:
       Vessel construction...................................... $   39     $149
       Repair and conversions...................................  1,643      462
       Other....................................................     21       87
                                                                   ------    ----
           Total capital expenditures........................... $1,703     $698
                                                                   ======    ====

   Total assets of the Company by segment is as follows as of March 31, 2003 and December 31, 2002 (in thousands):

                                               2003    2002
                                              ------- -------
                   Total assets:
                      Vessel construction.... $22,205 $24,799
                      Repair and conversions.  20,894  18,393
                      Other..................   9,741  10,649
                                              ------- -------
                          Total assets....... $52,840 $53,841
                                              ======= =======

   Certain assets, including cash and cash equivalents, and capital expenditures of the Company are allocated to corporate and are included in the "Other" caption.

   Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

8.  COMMITMENTS AND CONTINGENCIES

   Legal Matters--The Company is a party to various legal proceedings primarily involving commercial claims and workers' compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings, in the aggregate, even if determined adversely, would not have a material adverse effect on the Company's consolidated financial statements.

   Employment Agreements--The Company has employment agreements with certain of its executive officers which provide for employment of the officers through December 31, 2004, and provide for extensions at the end of the term, subject to the parties' mutual agreement. The minimum annual total compensation under these agreements is $790,000.

   Letters of Credit and Bonds--In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain

                   CONRAD INDUSTRIES, INC. AND SUBSIDIARIES contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $30.3 million and $28.1 million at March 31, 2003 and December 31, 2002, respectively.

9.  NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company implemented SFAS No. 143 on January 1, 2003, as required, and it did not have a material effect on the Company's consolidated financial position or results of operations.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented SFAS No. 145 on January 1, 2003, and it did not have a material impact on the Company's consolidated financial position or results of operations.

   In July 2002, FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructuring, discontinued operations, plant closing, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company adopted the standard as of the effective date and will implement its provisions on a prospective basis.

   In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. On January 1, 2003, the Company adopted the initial recognition and measurement provisions on a prospective basis for guarantees that may be issued or modified after December 31, 2002.

   In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The Company implemented FIN 46 and it did not have a material impact on its consolidated financial position or results of operations.

                                  * * * * * *

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q as well as the Company's annual report on Form 10-K for the year ended December 31, 2002.

Overview

   The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. ("Conrad") and Orange Shipbuilding Company, Inc. ("Orange Shipbuilding"). The Company completed an initial public offering in June 1998 by issuing 2.1 million shares of common stock. Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana. The Company designs, builds and overhauls tugboats, ferries, liftboats, barges, offshore support vessels and other steel and aluminum products for both commercial and government markets. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad's existing markets and to expand its product capability into the construction of additional types of marine vessels, including tug boats for the U.S. Army, offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and FPSOs. In February 1998, Conrad commenced operations at a repair and conversion facility in Amelia, Louisiana, thereby expanding its capacity to provide repair and conversion services for marine vessels. In 2000, Conrad Shipyard, Inc. was converted into a Louisiana limited liability company named Conrad Shipyard, L.L.C. In February 2003, the Company commenced operations at a second repair and conversion facility in Amelia, Louisiana, thereby further expanding its capacity to provide repair and conversion services for marine vessels with deeper drafts than the Company has been able to service at its other facilities.

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

   During the fourth quarter of 2001 and throughout 2002, weakness in the economy in general and the offshore oil and gas industry in particular resulted in decreased demand and negatively affected the Company's financial performance. The Company experienced an increase in demand for repair and conversion services in the first quarter of 2003 due to seasonal workload patterns. The Company believes that there is little or no visibility at this time into the repair market.

   The Company's backlog, excluding unexercised options, was $31.8 million at March 31, 2003 as compared to $36.2 million at December 31, 2002 and $22.0 million at March 31, 2002. The increase in backlog from the same period of the prior year is primarily attributable to the award of a $16.6 million contract by the Corps of Engineers for the construction of three towboats. The contract also includes an option, exercisable by the customer, for one additional towboat valued at approximately $5.6 million.

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

Recent Events

  Internal Expansion

   On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other existing Amelia facility. Approximately 14 acres of the property have been developed as a repair and conversion facility. The development includes clearing land, grubbing, dredging, installation of a steel sheet-pile bulkhead system, dry excavation, construction of a 5,400 square foot building, other infrastructure improvements and outfitting with tools and equipment at an anticipated total cost of approximately $7.6 million. As of March 31, 2003, the Company had incurred $6.6 million developing the facility. In the first quarter of 2003, the Company moved its three largest drydocks to the facility and commenced operations. The Company plans to move an additional drydock to the facility during the second quarter of 2003. The facility allows the Company to handle vessels with deeper drafts than the Company has historically been able to service at its other facilities. In addition, the infrastructure improvements also allow for the potential future development of the facility to accommodate vessel construction should the market so dictate.

Results of Operations

   The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

             Conrad Industries, Inc. Summary Results of Operations
                                (In thousands)

                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                    2003            2002
                                                               --------------  --------------
Financial Data:
Revenue
   Vessel construction........................................ $ 6,800   64.9% $ 6,753   63.8%
   Repair and conversions.....................................   3,674   35.1%   3,832   36.2%
       Total revenue..........................................  10,474  100.0%  10,585  100.0%
                                                               -------         -------
Cost of revenue
   Vessel construction........................................   6,574   96.7%   5,416   80.2%
   Repair and conversions.....................................   3,085   84.0%   3,074   80.2%
                                                               -------         -------
       Total cost of revenue..................................   9,659   92.2%   8,490   80.2%
                                                               -------         -------
Gross profit
   Vessel construction........................................     226    3.3%   1,337   19.8%
   Repair and conversions.....................................     589   16.0%     758   19.8%
                                                               -------         -------
       Total gross profit.....................................     815    7.8%   2,095   19.8%
S G & A expenses..............................................   1,243   11.9%   1,302   12.3%
                                                               -------         -------
(Loss) income from operations.................................    (428)  -4.1%     793    7.5%
Interest expense..............................................      66    0.6%      81    0.8%
Other expenses (income), net..................................      (4)   0.0%     (10)  -0.1%
(Loss) income before income taxes.............................    (490)  -4.7%     722    6.8%
Income tax (benefit) provision................................    (169)  -1.6%     264    2.5%
(Loss) income before cumulative effect of change in accounting
  principle...................................................    (321)  -3.1%     458    4.3%
Cumulative effect of change in accounting principle (1).......      --    0.0%  (4,500) -42.5%
                                                               -------         -------
Net loss...................................................... $  (321)  -3.1% $(4,042) -38.2%
                                                               =======         =======

EBITDA (2).................................................... $    73    0.7% $ 1,297   12.2%
                                                               =======         =======

Net cash provided by (used in) operating activities........... $   234         $(2,498)
                                                               =======         =======

Operating Data: Labor hours...................................     132             142
                                                               =======         =======

--------
(1) The Company recorded a $4.5 million non-cash charge for the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets" as detailed in the notes to the financial statements.
(2) Represents income from operations before deduction of depreciation and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company's historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

   The following table sets forth a reconciliation of net cash provided by (used in) operating activities to EBITDA for the periods presented (in thousands):

                                                          Three months ended
                                                             March 31,
                                                          -----------------
                                                           2003      2002
                                                          ------   -------
      Net cash provided by (used in) operating activities  $ 234   $(2,498)
      Interest expense...................................     66        81
      Other income, net..................................     (4)      (10)
      (Benefit) provision for income taxes...............   (169)      264
      Deferred income tax provision......................     38        74
      Changes in operating assets and liabilities........    (96)    3,376
                                                          ------   -------
      EBITDA.............................................  $  73   $ 1,297
                                                          ======   =======

  Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

   During the three months ended March 31, 2003, the Company generated revenue of $10.5 million, a decrease of approximately $111,000, or 1.0%, compared to $10.6 million generated for the same period of 2002. The decrease was a result of a $47,000 (0.7%) increase in vessel construction revenue to $6.8 million for the first quarter of 2003 compared to $6.8 million for the first three months of 2002 offset by a decrease of $158,000 (4.1%) in repair and conversion revenue to $3.7 million for the first quarter of 2003, compared to $3.8 million for the same period of 2002. The decrease in revenue for the current year is primarily a result of a decrease in production hours in the repair segment attributable to decreased oil and gas activity. Vessel construction hours were consistent with the first quarter of 2002 while repair and conversion hours were lower by 13.9% when compared to the first three months of 2002.

   Gross profit was $815,000 (7.8% of revenue) for the first three months of 2003 as compared to gross profit of $2.1 million (19.8% of revenue) for the first quarter of 2002. Vessel construction gross profit decreased $1.1 million, or 83.1%, for the first quarter of 2003 compared to $1.3 million for the same period in 2002. Repair and conversion gross profit decreased $169,000, or 22.3%, for the first three months of 2003 compared to $758,000 for the first quarter of 2002. Vessel construction gross profit was depressed as a result of an additional charge of approximately $50,000 related to anticipated losses on a commercial contract in progress for four vessels recorded in the first quarter of 2003. The Company recorded an anticipated loss of $150,000 on this contract in the fourth quarter of 2002. Complexities in the hull structures of these vessels made prior learning curve assumptions less achievable. As a result, gross profit and net income will continue to be negatively impacted until this contract's scheduled completion in the second quarter of 2003. In addition, the margins were negatively impacted by increases in the estimated costs of completion of other vessels related to operational inefficiencies resulting from the concurrent delivery of three separate vessels. In addition, the decline in the gross profit of both segments was attributable to a decrease in production hours as discussed above due to less demand for repair and conversion jobs. Vessel construction gross profit margins decreased to 3.3% for the first three months of 2002, compared to gross profit margins of 19.8% for the first quarter of 2002. Repair and conversion gross profits margins were 16.0% for the first quarter of 2003, compared to gross profit margins of 19.8% for the same period of 2002.

   Selling, general and administrative expenses ("SG&A") decreased $59,000, or 4.5%, to $1.2 million (11.9% of revenue) for the first quarter of 2003, as compared to $1.3 million (12.3% of revenue) for the same period of 2002. The decrease in SG&A was primarily a result of a decrease in legal and accounting expenses compared to the first quarter of 2002 as well as a write-off of bad debts in the year earlier period.

   Interest expense decreased $15,000 to $66,000 for the first three months of 2003 as compared to interest expense of $81,000 for the same period of 2002.
The decrease is primarily the result of the capitalization of interest related to the development of the 52 acres of land in Amelia, Louisiana partially offset by increased interest expense associated with an increase in the average outstanding loan balance. The Company expects interest expense to increase in the remainder of 2003 as a result of an increase in the average outstanding loan balance compared to 2002 and the lack of future capitalization of interest with the commencement of operations at the second facility in Amelia, Louisiana.

   The Company had an income tax benefit of $169,000 for the first quarter of 2003, compared to income taxes of $264,000 for the first three months of 2002. The decrease in income tax expense is primarily attributable to the first quarter loss of 2003 from operations as discussed above.

   During 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit's goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations for the three months ended March 31, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

   During the first quarter of 2003, the Company completed its annual update of the impairment test as prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the goodwill impairment test indicated that the fair value of each of the Company's reporting units exceeded its respective carrying amount. As no impairment was indicated, the second step of the test, as defined under SFAS No. 142, was not required to be performed.

Liquidity and Capital Resources

   Historically, the Company has funded its business through funds generated from operations. Net cash provided by operations was $234,000 for the first three months of 2003 compared to a use of $2.5 million for the prior year period due to decreases in accounts receivable and billings related to costs and estimated earnings on uncompleted contracts offset by a decrease in accounts payable, and an increase in inventory. The Company's working capital position was $8.6 million at March 31, 2003 compared to $9.4 million at December 31, 2002. The decrease in the working capital position was primarily due to approximately $1.7 million in capital expenditures for plant and equipment associated with the completion of the new facility in Amelia, Louisiana partially offset by a $1.2 million borrowing under the Development Loan.

   The Company's capital requirements historically have been primarily for improvements to its facilities and equipment. The Company's net cash used in investing activities of $1.7 million for the three months ended March 31, 2003 reflected approximately $1.6 million for improvements to the 52 acres in Amelia and approximately $100,000 for improvements to facilities and equipment.

   Net cash provided by financing activities was $879,000 for the three months ended December 31, 2002 which included borrowing $1.2 million and the repayment of $321,000 of debt.

   The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rate is variable, and interest accrues at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company's assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.50 to 1.0, a debt to tangible net worth requirement of at least 1.5 to 1.0 and a debt service coverage ratio of 1.35 to 1.0 that could limit the Company's use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At March 31, 2003, the Company was in compliance with these covenants.

   The Term Loan is payable in 25 monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million due on May 31, 2005. At March 31, 2003, the Term Loan balance outstanding was $7.4 million and the interest rate was 3.09%.

   The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2004. No draws were outstanding as of March 31, 2003.

   On July 18, 2002 the Company entered into The Development Loan which provided financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The facility included a revolver that converted to a term loan. Payments under the revolver included interest only payments until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest, with a final balloon payment due on May 31, 2007. As of March 31, 2003, the Company had drawn the $6.7 million on this credit facility and the interest rate was 3.05%.

   In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers' compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. At March 31, 2003, outstanding letters of credit and bonds amounted to $30.3 million. The Company believes that general industry conditions have led customers to require performance bonds more often than in the past. The Company believes that it has secured adequate bonding for potential future job prospects. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

   The Company's backlog, excluding unexercised options, was $31.8 million at March 31, 2003 as compared to $36.2 million at December 31, 2002 and $22.0 million at March 31, 2002. The increase in backlog from the same period of prior year is primarily attributable to the award of a $16.6 million contract by the Corps of Engineers for the construction of three towboats. The contract also includes an option, exercisable by the customer, for one additional towboat valued at approximately $5.6 million.

   Management believes that the Company's existing working capital, cash flows from operations and bank commitments will be adequate to meet its working capital needs for operations and capital expenditures through 2003. The Company may pursue acquisition and internal expansion opportunities if deemed attractive if and when such opportunities arise. The timing, size or success of any acquisition or internal expansion effort and the associated potential capital commitments cannot be predicted.

New Accounting Pronouncements

   In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values

(which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company implemented SFAS No. 143 on January 1, 2003, as required, and it did not have a material effect on the Company's consolidated financial position or results of operations.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented SFAS No. 145 on January 1, 2003, and it did not have a material impact on the Company's consolidated financial position or results of operations.

   In July 2002, FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructuring, discontinued operations, plant closing, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company adopted the standard as of the effective date and will implement its provisions on a prospective basis.

   In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. On January 1, 2003, the Company adopted the initial recognition and measurement provisions on a prospective basis for guarantees that may be issued or modified after December 31, 2002.

   In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The Company implemented FIN 46 and it did not have a material impact on its consolidated financial position or results of operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to the risk of changing interest rates. Interest on $14.1 million of the Company's long-term debt with a weighted average interest rate of 3.07% at March 31, 2003 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $141,000 per year if the Company were to maintain the same debt level and structure.

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

10.1* --Second Amendment to the Third Amended and Restated Loan Agreement by and among
        Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and
        Conrad Industries dated May 9, 2003.

   (b) Reports on Form 8-K

   The Company has not filed any Current Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003

                                              CONRAD INDUSTRIES, INC.

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

Date: May 13, 2003.


/s/  KENNETH G. MYERS, JR.
--------------------------
Kenneth G. "Jerry" Myers,
           Jr.
    President & Chief
    Executive Officer

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

Date: May 13, 2003.


/s/  LEWIS J. DERBES, JR.
-------------------------
  Lewis J. Derbes, Jr.
 Vice President & Chief
    Financial Officer