Form 10-Q
period 2003-06-30
CONRAD INDUSTRIES INC
filed 2003-08-12
CIK 1059167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-24263

CONRAD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1416999
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 Brashear Ave., Suite 200
P.O. Box 790
Morgan City, Louisiana	70381
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (985) 702-0195

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 12, 2003, 7,235,954 shares of the registrant’s Common Stock were outstanding.

FORM 10-Q

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING-STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein other than statements of historical fact are forward-looking statements. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the Company’s reliance on cyclical industries, the Company’s reliance on principal customers and government contracts, the Company’s ability to perform contracts at costs consistent with estimated costs utilized in bidding for the projects covered by such contracts, variations in quarterly revenues and earnings resulting from the percentage of completion accounting method, the possible termination of contracts included in the Company’s backlog at the option of customers, operating risks, competition for marine vessel contracts, the Company’s ability to retain key management personnel and to continue to attract and retain skilled workers, state and federal regulations, the availability and cost of capital, and general industry and economic conditions. These and other risks and assumptions are discussed in more detail in the Company’s Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.

PART I.    FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited)

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,994	$6,427
Accounts receivable, net	3,462	3,650
Costs and estimated earnings, net in excess of billings on uncompleted contracts	2,187	4,360
Inventories	441	214
Other current assets	2,367	1,641

Total current assets	13,451	16,292
PROPERTY, PLANT AND EQUIPMENT, net	30,944	29,430
GOODWILL	8,101	8,101
OTHER ASSETS	13	18

TOTAL ASSETS	$52,509	$53,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,136	$3,278
Accrued employee costs	695	760
Accrued expenses	1,084	362
Current maturities of long-term debt	1,980	1,806
Billings in excess of costs and estimated earnings, net on uncompleted contracts	518	639

Total current liabilities	6,413	6,845
LONG-TERM DEBT, less current maturities	11,627	11,417
DEFERRED INCOME TAXES	3,297	3,364

Total liabilities	21,337	21,626

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value 20,000,000 shares authorized, 7,276,437 issued in 2003 and 2002	73	73
Additional paid-in capital	29,000	29,000
Unearned stock compensation	(2)	(6)
Treasury stock at cost, 40,483 shares in 2003 and 2002	(211)	(211)
Retained earnings	2,312	3,359

Total shareholders’ equity	31,172	32,215

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,509	$53,841

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUE	$9,338	$10,427	$19,812	$21,012

COST OF REVENUE	9,405	8,712	19,064	17,202

GROSS (LOSS) PROFIT	(67)	1,715	748	3,810

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	944	1,165	2,187	2,467

(LOSS) INCOME FROM OPERATIONS	(1,011)	550	(1,439)	1,343

INTEREST EXPENSE	(107)	(81)	(173)	(162)

OTHER INCOME, NET	8	5	12	15

(LOSS) INCOME BEFORE INCOME TAXES	(1,110)	474	(1,600)	1,196

(BENEFIT) PROVISION FOR INCOME TAXES	(384)	174	(553)	438

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(726)	300	(1,047)	758

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(4,500)

NET (LOSS) INCOME	$(726)	$300	$(1,047)	$(3,742)

Basic and diluted (loss) income per share:
(Loss) income before cumulative effect of change in accounting principle	$(0.10)	$0.04	$(0.14)	$0.10
Cumulative effect of change in accounting principle	—	—	—	(0.62)

Net (loss) income	$(0.10)	$0.04	$(0.14)	$(0.52)

Weighted average common shares outstanding:
Basic	7,233	7,228	7,233	7,228

Diluted	7,233	7,239	7,233	7,228

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,047)	$(3,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	4,500
Depreciation and amortization	1,060	961
Deferred income tax benefit	(67)	(228)
Changes in assets and liabilities:
Accounts receivable	188	(3,373)
Net change in billings related to cost and estimated earnings on uncompleted contracts	2,052	2,813
Inventory and other assets	(953)	(340)
Accounts payable and accrued expenses	(485)	936

Net cash provided by operating activities	748	1,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(2,565)	(2,971)
Payment of executive notes receivable	—	456

Net cash used in investing activities	(2,565)	(2,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(816)	(642)
Proceeds from issuance of debt	1,200	—

Net cash provided by (used in) financing activities	384	(642)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,433)	(1,630)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,427	6,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,994	$5,279

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$173	$162

Taxes paid	$—	$—

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the “Company”) which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, L.L.C. (“Conrad”) and Orange Shipbuilding Company, Inc. (“Orange Shipbuilding”). In addition, during the second quarter of 2003, Conrad Aluminum, L.L.C., a wholly owned subsidiary of Conrad, was organized as a vehicle to accommodate the Company’s expansion into aluminum marine fabrication, repair and conversion services. New construction work and some repair work is performed on a fixed-price basis. The Company performs the majority of repair work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated. In the opinion of the management of the Company, the interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s audited 2002 consolidated financial statements and related notes filed on Form 10-K for the year ended December 31, 2002.

The results of operations for the three-month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.    RECEIVABLES

Receivables consisted of the following at June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
U.S. Government:
Amounts billed	$630	$424
Unbilled costs and estimated earnings on uncompleted contracts	1,493	423

	2,123	847
Commercial:
Amounts billed	2,832	3,226
Unbilled costs and estimated earnings on uncompleted contracts	694	3,937

Total	$5,649	$8,010

Included above in amounts billed is an allowance for doubtful accounts of $16,000 at June 30, 2003 and December 31, 2002. During 2003, there were no significant transactions recorded in the allowance for doubtful accounts. During 2002, the Company reserved for approximately $65,000 related to a receivable deemed uncollectible as a result of a settlement reached with a vessel construction customer.

Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at June 30, 2003, substantially all is expected to be collected within the next twelve months.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to uncompleted contracts as of June 30, 2003 and December 31, 2002 is as follows (in thousands):

	2003	2002
Costs incurred on uncompleted contracts	$32,776	$28,684
Estimated earnings, net	3,331	4,698

	36,107	33,382
Less billings to date	(34,438)	(29,661)

	$1,669	$3,721

The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

	2003	2002
Costs and estimated earnings, net in excess of billings
on uncompleted contracts	$2,187	$4,360
Billings in excess of cost and estimated earnings, net
on uncompleted contracts	(518)	(639)

Total	$1,669	$3,721

The Company recorded a charge of approximately $140,000 in the second quarter of 2003, and charges of $50,000 and $150,000 in the first quarter of 2003 and the fourth quarter of 2002, respectively, to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress. As of June 30, 2003 and December 31, 2002, approximately $160,000 and $150,000, respectively, of this provision is included in costs and estimated earnings, net in excess of billings on uncompleted contracts.

3.    INVENTORIES

Inventories consist primarily of costs related to vessels in progress not under customer contract. As of June 30, 2003, amounts related to these vessels totaled $217,000. No such amounts were outstanding as of December 31, 2002. Remaining inventories consist of excess job related materials and supplies. They are stated at the lower of cost (first-in, first-out basis) or market.

4.    GOODWILL

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002.

During 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit’s goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

During the first quarter of 2003, the Company completed its annual update of the impairment test as prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the goodwill impairment test indicated that the fair value of each of the Company’s reporting units exceeded its respective carrying amount. As no impairment was indicated, the second step of the test, as defined under SFAS No. 142, was not required to be performed.

The carrying amount of goodwill of $8.1 million as of June 30, 2003 and December 31, 2002, relates to the Company’s vessel construction segment.

5.    LONG-TERM DEBT

The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rate is variable, and interest accrues at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company’s assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0, a debt to tangible net worth requirement of no greater than 1.50 and a debt service coverage ratio of 1.25 to 1.0 that could limit the Company’s use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At June 30, 2003, the Company was in compliance with these covenants.

The Term Loan has a maturity date of May 31, 2005 and is payable in 22 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million. Interest accrues at 3.09% until  August 30, 2003, and thereafter at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. At June 30, 2003 and December 31, 2002, the Term Loan balance outstanding was $7.1 million and $7.7 million, respectively.

The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2004. As of  June 30, 2003 and December 31, 2002, no amounts were outstanding on the Revolving Credit Facility.

On July 18, 2002, the Company entered into The Development Loan which provided financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The facility included a revolver that converted to a term loan on April 1, 2003. Payments under the revolver included interest only until March 31, 2003, at

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest with a final payment of $3.9 million due on May 31, 2007. Interest accrues at 2.87% until December 30, 2003, and thereafter at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. At June 30, 2003 and December 31, 2002, the Development Loan outstanding was $6.5 million and $5.5 million, respectively.

6.    SHAREHOLDERS’ EQUITY

Income (Loss) per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for “basic” income per share was 7,233,454 and 7,228,454 for the three and six months ended  June 30, 2003 and 2002, respectively. The number of weighted average shares outstanding for “diluted” income per share was 7,233,454 and 7,239,240 for the three months ended June 30, 2003 and 2002, respectively, and 7,233,454 and 7,228,454 for the six months ended June 30, 2003 and 2002, respectively.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for employee-based compensation prescribed by Accounting Principles Board (“APB”) Opinion No. 25 and, accordingly, follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

Had compensation cost for the Company’s stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income, as reported	$(726)	$300	$(1,047)	$(3,742)
Add: Total stock-based employee compensation expense included in reported net loss net of related tax effects	2	5	3	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(39)	(49)	(72)

Pro forma, net (loss) income	$(752)	$266	$(1,093)	$(3,804)

(Loss) income per share:
Basic and diluted—as reported	$(0.10)	$0.04	$(0.14)	$(0.52)

Basic and diluted—pro forma	$(0.10)	$0.04	$(0.15)	$(0.53)

Weighted average fair value of grants	$1.38	$2.40	$1.38	$2.40

Black-Scholes option pricing model assumptions:
Risk-free interest rate	3.07%	2.72%	3.07%	2.72%
Expected life (years)	3.0	3.0	3.0	3.0
Volatility	77.5%	79.0%	77.5%	79.0%
Dividend yield	—	—	—	—

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Repair and Conversions

The Company’s conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. The Company also derives a significant amount of revenue from repairs made as a result of periodic inspections required by the U.S. Coast Guard, the American Bureau of Shipping and other regulatory agencies.

The Company evaluates the performance of its segments based upon gross profit. Selling, general and administrative expenses, interest expense, other income, net, and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2002. Intersegment sales and transfers are not significant.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected information as to the operations of the Company by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Vessel construction	$6,472	$7,895	$13,272	$14,648
Repair and conversions	2,866	2,532	6,540	6,364

Total revenue	9,338	10,427	19,812	21,012

Cost of revenue:
Vessel construction	6,469	6,678	13,043	12,094
Repair and conversions	2,936	2,034	6,021	5,108

Total cost of revenue	9,405	8,712	19,064	17,202

Gross (loss) profit:
Vessel construction	3	1,217	229	2,554
Repair and conversions	(70)	498	519	1,256

Total gross (loss) profit	(67)	1,715	748	3,810
Selling, general and administrative expenses	944	1,165	2,187	2,467

(Loss) income from operations	(1,011)	550	(1,439)	1,343
Interest expense	(107)	(81)	(173)	(162)
Other income, net	8	5	12	15

(Loss) income before income taxes	(1,110)	474	(1,600)	1,196
(Benefit) provision for income taxes	(384)	174	(553)	438

(Loss) income before cumulative effect of change in accounting principle	(726)	300	(1,047)	758
Cumulative effect of change in accounting principle	—	—	—	(4,500)

Net (loss) income	$(726)	$300	$(1,047)	$(3,742)

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain other financial information of the Company by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Depreciation and amortization expense:
Vessel construction	$222	$218	$443	$434
Repair and conversions	244	165	422	318
Included in selling, general and administrative expenses	97	84	195	209

Total depreciation and amortization expense	$563	$467	$1,060	$961

Capital expenditures:
Vessel construction	$226	$253	$265	$402
Repair and conversions	622	1,802	2,265	2,263
Other	14	218	35	306

Total capital expenditures	$862	$2,273	$2,565	$2,971

Total assets of the Company by segment is as follows as of June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Total assets:
Vessel construction	$23,426	$24,799
Repair and conversions	19,531	18,393
Other	9,552	10,649

Total assets	$52,509	$53,841

Certain assets, including cash and cash equivalents, and capital expenditures of the Company are allocated to corporate and are included in the “Other” caption.

Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

8.  COMMITMENTS AND CONTINGENCIES

Legal Matters—The Company is a party to various legal proceedings primarily involving commercial claims and workers’ compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings, in the aggregate, even if determined adversely, would not have a material adverse effect on the Company’s consolidated financial statements.

Employment Agreements—The Company has employment agreements with certain of its executive officers which provide for employment of the officers through December 31, 2004, and provide for extensions at the end of the term, subject to the parties’ mutual agreement. The minimum annual total compensation under these agreements is $790,000.

Construction Commitments—As of June 30, 2003, the Company had an outstanding commitment of $1.5 million for the construction of its new aluminum marine fabrication repair and conversion facility in Amelia, Louisiana.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit and Bonds—In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers’ compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $31.3 million and $28.1 million at June 30, 2003 and December 31, 2002, respectively.

9.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company implemented SFAS No. 143 on January 1, 2003, as required, and it did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented SFAS No. 145 on January 1, 2003, and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities,” which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructuring, discontinued operations, plant closing, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company adopted the standard as of the effective date and will implement its provisions on a prospective basis.

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. On January 1, 2003, the Company adopted the initial recognition and measurement provisions on a prospective basis for guarantees that may be issued or modified after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The Company implemented FIN 46 and it did not have a material impact on its consolidated financial position or results of operations.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    SUBSEQUENT EVENTS

In June 2003, the Company announced its intention to expand its services into the aluminum marine fabrication, repair and conversion market for both commercial and government customers. The expansion is part of a $5.5 million investment in the Company’s original facility in Amelia, Louisiana (“Amelia Topside”), through the Company’s subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. The investment includes a 37,500 square foot two-bay building, a 300 ton travel lift and six overhead cranes. The Company anticipates completion of the expansion and commencement of operations in the fourth quarter of 2003.

In July 2003, the Company completed the financing for its expansion into the aluminum marine fabrication, repair and construction business. In connection with the issuance of the bonds, Conrad subsidiary Conrad Aluminum, L.L.C. donated to the Industrial Development Board the land and buildings at the Amelia Topside yard and is leasing them back along with the items to be purchased with the bond proceeds, with a right to repurchase or extend. The lease payments will be used to pay principal and interest on the bonds. Conrad and its subsidiaries have guaranteed the bonds. The bonds have a 15 year term, monthly principal payments of $22,222.22 plus interest and bear interest, at the Company’s option, at either a prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) a prime rate minus one percent. The $1.5 million EDAP grant requires the Company to meet specified job creation objectives.

******

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q as well as the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Overview

The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, Inc. (“Conrad”) and Orange Shipbuilding Company, Inc. (“Orange Shipbuilding”). The Company completed an initial public offering in June 1998 by issuing 2.1 million shares of common stock. Conrad has operated since 1948 at its shipyard in Morgan City, Louisiana. The Company designs, builds and overhauls tugboats, ferries, liftboats, barges, offshore support vessels and other steel and aluminum products for both commercial and government markets. In December 1997, Conrad acquired Orange Shipbuilding to increase its capacity to serve Conrad’s existing markets and to expand its product capability into the construction of additional types of marine vessels, including tug boats for the U.S. Army, offshore tug boats, push boats and double hull barges, and the fabrication of modular components for offshore drilling rigs and FPSOs. In February 1998, Conrad commenced operations at a repair and conversion facility in Amelia, Louisiana, thereby expanding its capacity to provide repair and conversion services for marine vessels. In 2000, Conrad Shipyard, Inc. was converted into a Louisiana limited liability company named Conrad Shipyard, L.L.C. In February 2003, the Company commenced operations at a second repair and conversion facility in Amelia, Louisiana, thereby further expanding its capacity to provide repair and conversion services for marine vessels with deeper drafts than the Company has been able to service at its other facilities. In June 2003, the original facility in Amelia was transferred to a newly organized subsidiary, Conrad Aluminum L.L.C., in order to accommodate the Company’s expansion into the aluminum marine fabrication, repair and conversion services.

Demand for the Company’s products and services is dependent upon a number of factors, including the economic condition of the Company’s customers and markets, the age and state of repair of the vessels operated by the Company’s customers and the relative cost to construct a new vessel as compared with repairing an older vessel. Over the last ten years, the Company’s customers have been primarily (1) companies serving the offshore Gulf of Mexico oil and gas industry, (2) federal, state and local governments, and (3) other commercial customers. Since late 1998 and particularly since the fourth quarter of 2001, weakness in the economy in general, and the offshore Gulf of Mexico oil and gas industry in particular, has resulted in decreased demand from these customers. Because much of our repair and conversion work has been performed for customers in this industry, our financial results for this segment of our business have been adversely affected. We did experience an increase in demand for repair and conversion services in the first quarter of 2003 as a result of seasonal workload patters, but this increased demand was not sustained in the second quarter. We have been successful in securing backlog in our vessel construction segment primarily from government customers. Government contracts accounted for approximately 24.9% of our backlog at December 31, 2000 and 97.4% at June 30, 2003.

The Company’s firm backlog was $34.8 million at June 30, 2003 as compared to $36.2 million at December 31, 2002 and $22.6 million at June 30, 2002. The increase in backlog from the same period of the prior year is primarily attributable to the award of a $16.6 million contract for the construction of three towboats as well as the exercise of a $6.1 million option for an additional towboat by the Corps of Engineers. As a result of the extended design phase of a number of contracts in the Company’s backlog, the Company anticipates the impact of these new contracts to become more evident in late 2003 and 2004 operating results.

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

Most of the contracts entered into by the Company for new vessel construction, whether commercial or governmental, are fixed-price contracts under which the Company retains all cost savings on completed contracts but is liable for all cost overruns. The Company develops its bids for a fixed price project by estimating the amount of labor hours and the cost of materials necessary to complete the project and then bids such projects in order to achieve a sufficient profit margin to justify the allocation of its resources to such project. The Company’s revenues therefore may fluctuate from period to period based on, among other things, the aggregate amount of materials used in projects during a period and whether the customer provides materials and equipment. The Company generally performs conversion and repair services on the basis of cost-plus-fee arrangements pursuant to which the customer pays a negotiated labor rate for labor hours spent on the project as well as the cost of materials plus a margin on materials purchased.

Recent Events

Expansion Into Aluminum Marine Fabrication, Repair and Conversion

In June 2003, the Company announced its intention to expand its services into the aluminum marine fabrication, repair and conversion market for both commercial and government customers. The expansion is part of a $5.5 million investment in the Company’s original facility in Amelia, Louisiana, through the Company’s subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. The investment includes a 37,500 square foot two-bay building, a 300 ton travel lift and six overhead cranes. Conrad has donated the facility to the St. Mary Parish Industrial Development Board and has entered into a fifteen year lease with an option to extend or repurchase. The Company anticipates completion of the expansion and commencement of operations in the fourth quarter of 2003.

Internal Expansion

On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other existing Amelia facility. Approximately 14 acres of the property have been developed as a repair and conversion facility. The development includes clearing land, grubbing, dredging, installation of a steel sheet-pile bulkhead system, dry excavation, construction of a 5,400 square foot building, other infrastructure improvements and outfitting with tools and equipment at an anticipated total cost of approximately $7.6 million. As of June 30, 2003, the Company had incurred $7.0 million developing the facility. In the first quarter of 2003, the Company moved its three largest drydocks to the facility and commenced operations. The Company moved an additional drydock to the facility during the second quarter of 2003. The facility allows the Company to handle vessels with deeper drafts than the Company has historically been able to service at its other facilities. In addition, the infrastructure improvements also allow for the potential future development of the facility to accommodate vessel construction should the market so dictate.

Results of Operations

The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

Conrad Industries, Inc. Summary Results of Operations

(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
Financial Data:
Revenue
Vessel construction	$6,472	69.3%	$7,895	75.7%	$13,272	67.0%	$14,648		69.7%
Repair and conversions	2,866	30.7%	2,532	24.3%	6,540	33.0%	6,364		30.3%

Total revenue	9,338	100.0%	10,427	100.0%	19,812	100.0%	21,012		100.0%

Cost of revenue
Vessel construction	6,469	100.0%	6,678	84.6%	13,043	98.3%	12,094		82.6%
Repair and conversions	2,936	102.4%	2,034	80.3%	6,021	92.1%	5,108		80.3%

Total cost of revenue	9,405	100.7%	8,712	83.6%	19,064	96.2%	17,202		81.9%

Gross (loss) profit
Vessel construction	3	0.0%	1,217	15.4%	229	1.7%	2,554		17.4%
Repair and conversions	(70)	-2.4%	498	19.7%	519	7.9%	1,256		19.7%

Total gross (loss) profit	(67)	-0.7%	1,715	16.4%	748	3.8%	3,810		18.1%
S G & A expenses	944	10.1%	1,165	11.2%	2,187	11.0%	2,467		11.7%

(Loss) income from operations	(1,011)	-10.8%	550	5.3%	(1,439)	-7.3%	1,343		6.4%
Interest expense	107	1.1%	81	0.8%	173	0.9%	162		0.8%
Other expenses (income), net	(8)	-0.1%	(5)	0.0%	(12)	-0.1%	(15)		-0.1%

(Loss) income before income taxes	(1,110)	-11.9%	474	4.5%	(1,600)	-8.1%	1,196		5.7%
Income tax (benefit) provision	(384)	-4.1%	174	1.7%	(553)	-2.8%	438		2.1%

(Loss) income before cumulative effect of change in accounting principle	(726)	-7.8%	300	2.9%	(1,047)	-5.3%	758		3.6%
Cumulative effect of change in accounting principle (1)	—	0.0%	—	0.0%	—	0.0%	(4,500)	-	21.4%

Net (loss) income	$(726)	-7.8%	$300	2.9%	$(1,047)	-5.3%	$(3,742)	-	17.8%

EBITDA (2)	$(440)	-4.7%	$1,022	9.8%	$(367)	-1.9%	$2,319		11.0%

Net cash provided by operating activities	$514		$4,025		$748		$1,527

Operating Data: Labor hours	123		108		255		250

(1)	The Company recorded a $4.5 million non-cash charge for the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” as detailed in the notes to the financial statements.
(2)	Represents earnings before deduction of interest, taxes, depreciation and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company’s historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company’s profitability or liquidity.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Net cash provided by operating activities	$514	$4,025	$748	$1,527
Interest expense	107	81	173	162
(Benefit) provision for income taxes	(384)	174	(553)	438
Deferred income tax provision	29	154	67	228
Changes in operating assets and liabilities	(706)	(3,412)	(802)	(36)

EBITDA	$(440)	$1,022	$(367)	$2,319

Revenue for the second quarter of 2003 decreased $1.1 million, or 10.4%, to $9.3 million compared to $10.4 million for the second quarter of 2002 while revenue for the first six months of 2003 reflected a decrease of $1.2 million, or 5.7%, compared to the same period in the prior year. Vessel construction revenue decreased $1.4 million, or 18.0%, and $1.4 million, or 9.4% for the second quarter and first six months of 2003 compared to the same periods in 2002. Repair and conversion revenue increased $334,000 for the second quarter of 2003, or 13.2%, compared to the same period of the prior year, while repair and conversion revenue increased $176,000, or 2.8%, for the first six months of 2003 compared to the same period in 2002. The decrease in revenue in the current periods is primarily a result of changes in the estimates at completion associated with increased production hours encountered during the delivery phase of various contracts in the vessel construction segment of the Company’s business. Vessel construction hours for the second quarter and first six months of 2003 decreased 1.3% and 0.8%, respectively, when compared to the same periods in 2002, while repair and conversion hours increased 41.1% and 5.5% for the three and six months ended June 30, 2003, respectively, when compared to the year earlier periods.

Gross profit for the second quarter and first six months of 2003 decreased $1.8 million, or 103.9%, and $3.1 million or 80.4%, compared to the same periods of the prior year. Vessel construction gross profit decreased $1.2 million, or 99.8%, for the second quarter of 2003 compared to the second quarter of 2002, while vessel construction gross profit decreased $2.3 million, or 91.0%, for the first six months of 2003 compared to the same period in 2002. Repair and conversion gross profit decreased $568,000, or 114.1%, and $737,000 or 58.7% for the second quarter and first six months of 2003, respectively, compared to the same periods of 2002. Vessel construction gross profit was depressed as a result of an additional charge recorded in the second quarter of 2003 of approximately $139,000 related to anticipated losses on a commercial contract in progress for four vessels. The Company had previously recorded charges of $50,000 and $150,000 during the first quarter of 2003 and the fourth quarter of 2002, respectively, related to this contract. In addition, the margins were negatively impacted by increases in the estimated costs of completion on separate projects for other motorized vessels awarded in the second quarter of 2002 as a result of the disruptive effects caused by this commercial contract. Complexities experienced in the hull structures of the commercial contract discussed above caused a significant compression of the schedule. As a result, the Company focused key project resources in order to prioritize and control the increases in costs at completion on this commercial contract. However, the compression of the schedule forced the Company to deliver three separate vessels concurrently. This resulted in a significant disruption to the previously planned orderly sequence of work on other contracts thereby precluding the labor efficiencies and productivity gains previously forecast based on the Company’s historical experience. The first three vessels of the commercial contract have been delivered; however, gross profit and net income will continue to be negatively impacted until the final vessel’s scheduled completion in the middle of the third quarter of 2003. Repair and conversion gross profit was negatively impacted as a result of the disruptive impact associated with the transition and relocation of the Company’s core repair and conversion operations to a new location. In addition, the gross margins were depressed as a result of increases in the estimated costs at completion on a single significant fixed price repair and conversion contract that was scheduled for delivery during this transition period.

Gross profit margins decreased to -0.7% and 3.8%, respectively, for the three and six months ended June 30, 2003. As a result of the charges discussed above, vessel construction gross profit margins decreased to essentially break even for the three months ended June 30, 2003, compared to gross profit margins of 15.4% for the three months ended June 30, 2002 while gross profit margins for vessel construction for the six months ended June 30, 2003, decreased to 1.7% compared to 17.4% for the same period of the prior year. Repair and conversion gross profit margins decreased to -2.4% for the three months ended June 30, 2003, compared to gross profit margins of 19.7% for the same period of 2002 while repair and conversion gross profit margins decreased to 7.9% for the six months ended June 30, 2003 when compared to 19.7% for the first six months of 2002.

Selling, general and administrative expenses (“SG&A”) decreased $221,000, or 19.0%, and $280,000, or 11.3%, for the second quarter and first six months of 2003, respectively, compared to the same periods in 2002. The decrease in SG&A was primarily a result of decreases in legal and accounting expenses and the elimination of employee bonuses compared to the same periods of 2002 as well as a write-off of bad debts in the year earlier period.

Interest expense increased $26,000, or 32.1%, for the second quarter of 2003, compared to the same period in 2002, while interest expense increased $11,000 for the first six months of 2003 compared to the same period in the prior year. The increase is primarily the result of the increased interest expense associated with an increase in the average outstanding loan balance partially offset by the capitalization of interest related to the development of the 52 acres of land in Amelia, Louisiana during the first quarter. The Company expects interest expense to increase in the remainder of 2003 as a result of an increase in the average outstanding loan balance compared to 2002 and the lack of future capitalization of interest with the commencement of operations at the second facility in Amelia, Louisiana.

The Company had an income tax benefit of $384,000 for the second quarter of 2003 compared to an income tax expense of $174,000 in the same period of 2002. For the six months ended June 30, 2003, the Company had an income tax benefit of $553,000 compared to income taxes of $438,000 for the same period of the prior year. The decrease in income tax expense is primarily attributable to the 2003 losses from operations as discussed above.

During 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit’s goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations for the six months ended

June 30, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

During the first quarter of 2003, the Company completed its annual update of the impairment test as prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the goodwill impairment test indicated that the fair value of each of the Company’s reporting units exceeded its respective carrying amount. As no impairment was indicated, the second step of the test, as defined under SFAS No. 142, was not required to be performed.

Liquidity and Capital Resources

Net cash provided by operations was $748,000 for the first six months of 2003 compared to $1.5 million for the prior year period due to decreases in accounts receivable and billings related to costs and estimated earnings on uncompleted contracts offset by a decrease in accounts payable, and an increase in inventory. The Company’s working capital position was $7.0 million at June 30, 2003 compared to $9.4 million at December 31, 2002. The decrease in the working capital position was primarily due to approximately $2.6 million in capital expenditures for plant and equipment predominantly associated with the completion of the new facility in Amelia, Louisiana.

The Company’s capital requirements historically have been primarily for improvements to its facilities and equipment. The Company’s net cash used in investing activities of $2.6 million for the six months ended June 30, 2003 reflected approximately $2.0 million for improvements to the 52 acres in Amelia and approximately $600,000 for improvements to facilities and equipment. As of June 30, 2003, the Company had an outstanding commitment of $1.5 million for the construction of its new aluminum marine fabrication repair and conversion facility in Amelia, Louisiana.

Net cash provided by financing activities was $384,000 for the six months ended June 30, 2003 which included borrowings of $1.2 million and the repayment of $816,000 of debt.

The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rate is variable, and interest accrues at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company’s assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement of 1.25 to 1.0, a debt to tangible net worth requirement of at least 1.5 to 1.0 and a debt service coverage ratio of 1.25 to 1.0 that could limit the Company’s use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At June 30, 2003, the Company was in compliance with these covenants.

The Term Loan is payable in 22 monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million due on May 31, 2005. At June 30, 2003, the Term Loan balance outstanding was $7.1 million and the interest rate was 3.09%.

The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2004. No draws were outstanding as of June 30, 2003.

On July 18, 2002 the Company entered into The Development Loan which provided financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The Development Loan included a revolver that converted to a term loan. Payments under the revolver included interest only payments until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest, with a final balloon payment due on May 31, 2007. At June 30, 2003, the Development Loan balance outstanding was $6.5 million and the interest rate was 2.87%.

In July 2003, the Company completed the financing for its expansion into the aluminum marine fabrication, repair and construction business. The $5.5 million financing consists of a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board.

In connection with the issuance of the bonds, Conrad subsidiary Conrad Aluminum, L.L.C. donated to the Industrial Development Board the land and buildings at the Amelia Topside yard and is leasing them back along with the items to be purchased with the bond proceeds, with a right to repurchase or extend. The lease payments will be used to pay amounts outstanding on the bonds. Conrad and its subsidiaries have guaranteed the bonds. The bonds have a 15 year term, monthly principal payments of $22,222.22 plus interest and bear interest, at the Company’s option, at either a prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) a prime rate minus one percent. The $1.5 million EDAP grant requires the Company to meet specified job creation objectives.

In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers’ compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. At June 30, 2003, outstanding letters of credit and bonds amounted to $31.3 million. The Company believes that general industry conditions have led customers to require performance bonds more often than in the past. The Company believes that it has secured adequate bonding for potential future job prospects. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

The Company’s firm backlog was $34.8 million at June 30, 2003 as compared to $36.2 million at December 31, 2002 and $22.6 million at June 30, 2002. The increase in backlog from the same period of the prior year is primarily attributable to the award of a $16.6 million contract for the construction of three towboats as well as the exercise of a $6.1 million option for an additional towboat by the Corps of Engineers.

Management believes that the Company’s existing working capital, cash flows from operations and bank commitments will be adequate to meet its working capital needs for operations and capital expenditures for the next twelve months. The Company may pursue acquisition and internal expansion opportunities if deemed attractive if and when such opportunities arise. The timing, size or success of any acquisition or internal expansion effort and the associated potential capital commitments cannot be predicted.

New Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company implemented SFAS No. 143 on January 1, 2003, as required, and it did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented SFAS No. 145 on January 1, 2003, and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities,” which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructuring, discontinued operations, plant closing, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company adopted the standard as of the effective date and will implement its provisions on a prospective basis.

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. On January 1, 2003, the Company adopted the initial recognition and measurement provisions on a prospective basis for guarantees that may be issued or modified after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The Company implemented FIN 46 and it did not have a material impact on its consolidated financial position or results of operations.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of changing interest rates. Interest on $13.6 million of the Company’s long-term debt with a weighted average interest rate of 2.98% at June 30, 2003 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $136,000 per year if the Company were to maintain the same debt level and structure.

Item 4:    Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party to various routine legal proceedings primarily involving commercial claims and workers’ compensation claims. While the outcome of these claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings in the aggregate, even if determined adversely, would not have a material adverse effect on the Company’s consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s 2003 annual meeting of stockholders was held on May 22, 2003. All director nominees were elected. The voting tabulation was as follows: Michael J. Harris: 5,801,632 votes for, 733,025 votes withheld, Kenneth G. Myers, Jr.: 5,801,632 votes for, 733,025 votes withheld.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	—Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

3.2	—Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.1	—Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A and incorporated by reference herein).

4.2

—Registration Rights Agreement by and among Conrad Industries, Inc., J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The James P. Conrad Trust, William H. Hidalgo, and Cecil A. Hernandez (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.3

—Registration Rights Agreement between Conrad Industries, Inc. and Morgan Keegan & Company, Inc. (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.4

—Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock Transfer & Trust Company (filed as Exhibits 1, 2, 3 and 4 to the Company’s Registration Statement on Form 8-A filed May 29, 2002 and incorporated by reference herein).

10.1

—Third Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries dated July 11, 2003.

10.2

—Economic Development Award Contract / Agreement by and among the Louisiana Economic Development Corporation, acting through the Louisiana Department of Economic Development, Conrad Aluminum, L.L.C., and St. Mary Parish Government dated April 11, 2003 (without exhibits).

10.3	—Lease Agreement between The Industrial Development Board of the Parish of St. Mary, Louisiana, Inc. and Conrad Aluminum, L.L.C. dated June 1, 2003.

10.4	—Trust Indenture between The Industrial Development Board of the Parish of St. Mary, Louisiana, Inc. and The Bank of New York Trust Company of Florida, N.A. dated June 1, 2003.

10.5

—Guaranty Agreement by and between Conrad Industries, Inc., Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., Conrad Aluminum, L.L.C., and The Bank of New York Trust Company of Florida, N. A. dated June 1, 2003.

10.6	—Lease Agreement between the Parish of St. Mary, State of Louisiana and Conrad Aluminum, L.L.C. dated July 23, 2003.

31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 8, 2003 the Company filed a report on Form 8-K to report the Company’s first quarter 2003 results and announce new contract awards.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003

CONRAD INDUSTRIES, INC.

By:	/S/ LEWIS J. DERBES, JR.

Lewis J. Derbes, Jr. Vice President and Chief Financial Officer