Form 10-Q
period 2003-09-30
CONRAD INDUSTRIES INC
filed 2003-11-12
CIK 1059167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-24263

CONRAD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1416999
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Brashear Ave., Suite 200
P.O. Box 790
Morgan City, Louisiana	70381
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2003, 7,235,954 shares of the registrant’s Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited)

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,316	$6,427
Accounts receivable, net	1,129	3,650
Costs and estimated earnings, net in excess of billings on uncompleted contracts	3,052	4,360
Inventories	765	214
Other receivables	1,832	600
Other current assets	2,233	1,041

Total current assets	13,327	16,292
PROPERTY, PLANT AND EQUIPMENT, net	33,008	29,430
GOODWILL	8,101	8,101
OTHER ASSETS	2,744	18

TOTAL ASSETS	$57,180	$53,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,352	$3,278
Accrued employee costs	621	760
Accrued expenses	919	362
Current maturities of long-term debt	2,247	1,806
Billings in excess of costs and estimated earnings, net on uncompleted contracts	442	639

Total current liabilities	7,581	6,845
LONG-TERM DEBT, less current maturities	14,843	11,417
DEFERRED INCOME TAXES	3,280	3,364
OTHER NON-CURRENT LIABILITIES	1,129	—

Total liabilities	26,833	21,626

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value 20,000,000 shares authorized, 7,276,437 issued in 2003 and 2002	73	73
Additional paid-in capital	29,000	29,000
Unearned stock compensation	—	(6)
Treasury stock at cost, 40,483 shares in 2003 and 2002	(211)	(211)
Retained earnings	1,485	3,359

Total shareholders’ equity	30,347	32,215

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,180	$53,841

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

REVENUE	$6,722	$9,379	$26,534	$30,391

COST OF REVENUE	6,729	8,280	25,793	25,482

GROSS (LOSS) PROFIT	(7)	1,099	741	4,909

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,157	1,150	3,344	3,617

TERMINATED ACQUISITION COSTS	—	350	—	350

(LOSS) INCOME FROM OPERATIONS	(1,164)	(401)	(2,603)	942

INTEREST EXPENSE	(132)	(38)	(305)	(200)

OTHER INCOME, NET	22	9	34	24

(LOSS) INCOME BEFORE INCOME TAXES	(1,274)	(430)	(2,874)	766

(BENEFIT) PROVISION FOR INCOME TAXES	(447)	(167)	(1,000)	271

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(827)	(263)	(1,874)	495

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(4,500)

NET LOSS	$(827)	$(263)	$(1,874)	$(4,005)

Basic and diluted (loss) income per share:

(Loss) income before cumulative effect of change in accounting principle	$(0.11)	$(0.04)	$(0.26)	$0.07

Cumulative effect of change in accounting principle	—	—	—	(0.62)

Net loss	$(0.11)	$(0.04)	$(0.26)	$(0.55)

Weighted average common shares outstanding:

Basic	7,233	7,230	7,233	7,229

Diluted	7,233	7,230	7,233	7,229

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,874)	$(4,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	4,500
Depreciation and amortization	1,613	1,419
Deferred income tax benefit	(84)	(174)
Gain on sale of assets	(23)	—
Changes in assets and liabilities:
Accounts receivable	2,521	(77)
Net change in billings related to cost and estimated earnings on uncompleted contracts	1,111	2,424
Inventory and other assets	(1,844)	(365)
Accounts payable, accrued expenses and other liabilities	492	318

Net cash provided by operating activities	1,912	4,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(5,181)	(4,009)
Increase in project funds, net	(2,658)	—
Proceeds from sale of assets	25	—
Issuance of notes receivable—Swiftships	—	(500)
Payment of executive notes receivable	—	456

Net cash used in investing activities	(7,814)	(4,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(1,333)	(963)
Proceeds from issuance of debt	5,200	—
Financing costs	(76)	—

Net cash provided by (used in) financing activities	3,791	(963)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,111)	(976)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,427	6,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,316	$5,933

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$295	$200

Taxes paid	$—	$—

NON-CASH ACTIVITIES:
Issuance of restricted stock to executive	$—	$9

Grant from State of Louisiana	$1,129	$—

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

The results of operations for the three-month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts previously reported have been reclassified to conform with the presentation at September 30, 2003.

2.    TRADE RECEIVABLES

Receivables consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
U.S. Government:
Amounts billed	$415	$424
Unbilled costs and estimated earnings on uncompleted contracts	1,759	423

	2,174	847
Commercial:
Amounts billed	714	3,226
Unbilled costs and estimated earnings on uncompleted contracts	1,293	3,937

Total	$4,181	$8,010

Included above in amounts billed is an allowance for doubtful accounts of $16,000 at September 30, 2003 and December 31, 2002. During 2003, there were no significant transactions recorded in the allowance for doubtful accounts. During 2002, the Company reserved for approximately $65,000 related to a receivable deemed uncollectible as a result of a settlement reached with a vessel construction customer.

Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at September 30, 2003, substantially all is expected to be collected within the next twelve months.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to uncompleted contracts as of September 30, 2003 and December 31, 2002 is as follows (in thousands):

	2003	2002
Costs incurred on uncompleted contracts	$14,855	$28,684
Estimated earnings, net	1,345	4,698

	16,200	33,382
Less billings to date	(13,590)	(29,661)

	$2,610	$3,721

The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

	2003	2002
Costs and estimated earnings, net in excess of billings on uncompleted contracts	$3,052	$4,360
Billings in excess of cost and estimated earnings, net on uncompleted contracts	(442)	(639)

Total	$2,610	$3,721

The Company recorded a charge of approximately $97,000 in the third quarter of 2003 and charges of $140,000, $50,000 and $150,000 in the second quarter of 2003, first quarter of 2003 and the fourth quarter of 2002, respectively, to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress. As of September 30, 2003 and December 31, 2002, approximately $69,000 and $150,000, respectively, of this provision is included in costs and estimated earnings, net in excess of billings on uncompleted contracts.

3.    INVENTORIES

Inventories consist primarily of costs related to vessels in progress not under customer contract. As of September 30, 2003, amounts related to these vessels totaled $539,000. No such amounts were outstanding as of December 31, 2002. Remaining inventories consist of excess job related materials and supplies. They are stated at the lower of cost (first-in, first-out basis) or market.

4.    OTHER RECEIVABLES

Other receivables consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Grants receivable from State of Louisiana	$1,129	$—
Income tax receivable	679	571
Other	24	29

Total	$1,832	$600

Subsequent to September 30, 2003, approximately $1.7 million of the other receivables balance was collected. Substantially all of the remaining balance at September 30, 2003, is expected to be collected within the next twelve months.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    GOODWILL

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

During 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit’s goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

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

The carrying amount of goodwill of $8.1 million as of September 30, 2003 and December 31, 2002, relates to the Company’s vessel construction segment.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Term loan—Bank, variable interest rate (2.86% at September 30, 2003), due May 31, 2005	$6,760	$7,723
Development loan—Bank, variable interest rate (2.87% at September 30, 2003), due May 31, 2007	6,352	5,500
Industrial revenue bonds—St. Mary Parish, variable interest rate (3.10% at September 30, 2003), due August 1, 2018	3,978	—

	17,090	13,223
Less current maturities	(2,247)	(1,806)

	$14,843	$11,417

The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rate is variable, and interest accrues at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company’s assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement, a debt to tangible net worth requirement and a debt service coverage ratio that could limit the Company’s use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At September 30, 2003, the Company was in compliance with these covenants.

Subsequent to September 30, 2003, the Company and the commercial bank amended the Loan Agreement. The amendment changed the interest rate to either the JP Morgan Chase prime rate or LIBOR plus two percent, at the Company’s option, and adjusted the debt service coverage requirement.

The Term Loan has a maturity date of May 31, 2005 and is payable in 19 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million. Interest accrues at 2.86% until October 30, 2003, 2.91% until January 30, 2004, and thereafter at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus two percent. At September 30, 2003 and December 31, 2002, the Term Loan balance outstanding was $6.8 million and $7.7 million, respectively.

The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2004. As of September 30, 2003 and December 31, 2002, no amounts were outstanding on the Revolving Credit Facility.

On July 18, 2002, the Company entered into The Development Loan which provided financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The facility included a revolver that converted to a term loan on April 1, 2003. Payments under the revolver included interest only until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest with a final payment of $3.9 million due on May 31, 2007. Interest accrues at 2.87% until December 30, 2003, and thereafter at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus two percent. At September 30, 2003 and December 31, 2002, the Development Loan outstanding was $6.4 million and $5.5 million, respectively.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2003, the Company completed the financing for its expansion into the aluminum marine fabrication, repair and construction business. The expansion is part of a $5.5 million investment in the Company’s original facility in Amelia, Louisiana (“Amelia Topside”), through the Company’s subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, Conrad subsidiary Conrad Aluminum, L.L.C. contributed to the Industrial Development Board the land and buildings at the Amelia Topside yard and is leasing them back along with the items to be purchased with the bond proceeds, with a right to repurchase or extend. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in the Company’s property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Conrad and its subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.10% until October 12, 2003, at 3.12% until December 12, 2003, and thereafter, at the Company’s option, at either a prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) the JPMorgan Chase prime rate. As of September 30, 2003, remaining industrial revenue bond proceeds of approximately $2.7 million restricted for use on the aluminum facility expansion are included under the caption “Other Assets”.

The $1.5 million EDAP grant requires the Company to create a total of 224 new positions by December 31, 2006 and sustain that level through December 31, 2012. If the Company fails to meet the job creation objectives, the state may recover related portions of the grant. As of September 30, 2003, approximately $1.1 million of equipment had been purchased with grant proceeds. Accordingly, as of September 30, 2003, a $1.1 million liability was included under the caption “Other Non-Current Liabilities”. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by the Company with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in the Company’s property, plant and equipment.

7.    SHAREHOLDERS’ EQUITY

Income (Loss) per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for “basic” and “diluted” income per share was 7,233,481 and 7,230,356 for the three months ended September 30, 2003 and 2002, respectively, and 7,233,463 and 7,229,095 for the nine months ended September 30, 2003 and 2002, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, net income and net income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(827)	$(263)	$(1,874)	$(4,005)
Add: Total stock-based employee compensation expense included in reported net loss net of related tax effects	1	3	4	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(26)	(67)	(98)

Pro forma, net loss	$(844)	$(286)	$(1,937)	$(4,090)

Loss per share:
Basic and diluted—as reported	$(0.11)	$(0.04)	$(0.26)	$(0.55)

Basic and diluted—pro forma	$(0.12)	$(0.04)	$(0.27)	$(0.57)

Weighted average fair value of grants	N/A	$1.79	$1.38	$1.99

Black-Scholes option pricing model assumptions:
Risk-free interest rate	3.26%	2.72%	3.26%	2.72%
Expected life (years)	3.0	3.0	3.0	3.0
Volatility	74.6%	79.0%	74.6%	79.0%
Dividend yield	—	—	—	—

8.    SEGMENT AND RELATED INFORMATION

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

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting policies are the same as those described in Note 1, “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2002. Intersegment sales and transfers are not significant.

Selected information as to the operations of the Company by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Vessel construction	$4,493	$7,618	$17,765	$22,266
Repair and conversions	2,229	1,761	8,769	8,125

Total revenue	6,722	9,379	26,534	30,391

Cost of revenue:
Vessel construction	4,597	6,383	17,640	18,477
Repair and conversions	2,132	1,897	8,153	7,005

Total cost of revenue	6,729	8,280	25,793	25,482

Gross (loss) profit:
Vessel construction	(104)	1,235	125	3,789
Repair and conversions	97	(136)	616	1,120

Total gross (loss) profit	(7)	1,099	741	4,909
Selling, general and administrative expenses	1,157	1,150	3,344	3,617
Terminated acquisition costs	—	350	—	350

(Loss) income from operations	(1,164)	(401)	(2,603)	942
Interest expense	(132)	(38)	(305)	(200)
Other income, net	22	9	34	24

(Loss) income before income taxes	(1,274)	(430)	(2,874)	766
(Benefit) provision for income taxes	(447)	(167)	(1,000)	271

(Loss) income before cumulative effect
of change in accounting principle	(827)	(263)	(1,874)	495
Cumulative effect of change in
accounting principle	—	—	—	(4,500)

Net loss	$(827)	$(263)	$(1,874)	$(4,005)

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain other financial information of the Company by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Depreciation and amortization expense:
Vessel construction	$224	$194	$667	$628
Repair and conversions	235	147	657	465
Included in selling, general and administrative expenses	94	117	289	326

Total depreciation and amortization expense	$553	$458	$1,613	$1,419

Capital expenditures:
Vessel construction	$746	$575	$1,011	$977
Repair and conversions	1,597	405	3,862	2,668
Other	273	58	308	364

Total capital expenditures	$2,616	$1,038	$5,181	$4,009

Total assets of the Company by segment is as follows as of September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Total assets:
Vessel construction	$24,387	$24,799
Repair and conversions	20,810	18,393
Other	11,983	10,649

Total assets	$57,180	$53,841

Certain assets, including cash and cash equivalents, and capital expenditures of the Company are allocated to corporate and are included in the “Other” caption.

Revenues included in the consolidated financial statements of the Company are derived from customers domiciled in the United States. All assets of the Company are located in the United States.

9.    COMMITMENTS AND CONTINGENCIES

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

Employment Agreements—The Company has employment agreements with certain of its executive officers which provide for employment of the officers through December 31, 2004, and provide for extensions at the end of the term, subject to the parties’ mutual agreement. The minimum annual total compensation under these agreements is $751,000.

Construction Commitments—As of September 30, 2003, the Company had an outstanding commitment of $1.5 million for the construction of its new aluminum marine fabrication repair and conversion facility in Amelia, Louisiana.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit and Bonds—In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers’ compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. Outstanding letters of credit and bonds relating to these business activities amounted to $37.5 million and $28.1 million at September 30, 2003 and December 31, 2002, respectively.

10.    TERMINATED ACQUISITION COSTS

On October 9, 2002, the Company announced that it had terminated negotiations under a non-binding letter of intent executed August 12, 2002, regarding the purchase of substantially all of the assets of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC. Approximately $350,000 of deferred acquisition costs were charged to operations for the three and nine months ended September 30, 2002, as a result of the termination of this proposed acquisition.

In connection with the letter of intent, Conrad entered into an agreement pursuant to which it loaned approximately $500,000, secured by real estate, to Swiftships Shipbuilders, LLC. The loan and related interest were collected in full during the fourth quarter of 2002.

11.    NEW ACCOUNTING PRONOUNCEMENTS

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

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until December 31, 2003. Presently, the Company does not believe that it has interests that would be considered variable interest entities under FIN 46. A final determination regarding the provisions of FIN 46 will be reflected in the Company’s financial statements as of December 31, 2003.

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

Demand for the Company’s products and services is dependent upon a number of factors, including the economic condition of the Company’s customers and markets, the age and state of repair of the vessels operated by the Company’s customers and the relative cost to construct a new vessel as compared with repairing an older vessel. Over the last ten years, the Company’s customers have been primarily (1) companies serving the offshore Gulf of Mexico oil and gas industry, (2) federal, state and local governments, and (3) other commercial customers. Since late 1998 and particularly since the fourth quarter of 2001, weakness in the economy in general, and the offshore Gulf of Mexico oil and gas industry in particular, has resulted in decreased demand from our traditional energy and other commercial customers. Because much of our repair and conversion work has been performed for customers in the offshore oil and gas service industry, our financial results for this segment of our business have been adversely affected. We often experience an increase in demand for repair and conversion services from our offshore oil and gas service customers later in the fourth quarter and during the first quarter, when vessels are taken out of service during the winter months for repairs. We did experience an increase in demand for repair and conversion services in the first quarter of 2003 as a result of seasonal workload patterns, but this increased demand was not sustained in the second or third quarters. We have also experienced decreased demand for new construction services from our traditional energy and other commercial customers. We have been successful in securing backlog in our vessel construction segment primarily from government customers. Government contracts accounted for approximately 24.9% of our backlog at December 31, 2000 and 99.5 % at September 30, 2003.

The Company’s firm backlog was $36.3 million at September 30, 2003 as compared to $36.2 million at December 31, 2002 and $32.7 million at September 30, 2002. The increase in backlog from the same period of the prior year is primarily attributable to the award of a $5.5 million contract for the construction of a 255-foot crane barge for the U.S. Army Corps of Engineers. The Company has recently transitioned from design to production on several major contracts. As a result, the Company expects vessel construction revenues and gross profits to improve in the fourth quarter, although most of the impact is expected to occur in the first quarter of 2004 and thereafter. Subsequent to September 30, 2003, the Company was awarded contracts totaling $11.6 million for the construction of two 5,000 cubic yard dump scows and an aluminum crew/supply vessel for commercial customers. In addition, the Company has seen increased bid activity in the vessel construction segment of our business and remains cautiously optimistic that ongoing discussions with various customers will result in additional projects that will further add to our backlog in the near future.

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

Most of the contracts entered into by the Company for new vessel construction, whether commercial or governmental, are fixed-price contracts under which the Company retains all cost savings on completed contracts but is liable for all cost overruns. The Company develops its bids for a fixed price project by estimating the amount of labor hours and the cost of materials necessary to complete the project and then bids such projects in order to achieve a sufficient profit margin to justify the allocation of its resources to such project. The Company’s revenues and gross margin therefore may fluctuate from period to period based on, among other things, changes in management’s estimates at completion for projects in the backlog. In addition, revenues can fluctuate based on the aggregate amount of materials used in projects during a period and whether the customer provides materials and equipment, in which case they are not reflected in the Company’s revenues. The Company generally performs conversion and repair services on the basis of cost-plus-fee arrangements pursuant to which the customer pays a negotiated labor rate for labor hours spent on the project as well as the cost of materials plus a margin on materials purchased.

Recent Events

Cost Reduction Plan Implementation

In September 2003, as a result of the recent financial performance and continuing depressed economic market conditions, the Company implemented an aggressive cost reduction plan, designed to achieve approximately $1 million in savings on an annualized basis. This plan includes among other items a 5% salary reduction for management and an increase in employee contributions for health insurance. In addition, the Company was able to obtain better rates on some of its insurance programs, and has also increased the deductible on its workers’ compensation program to take advantage of the Company’s excellent safety performance. The Company will continue to seek out other opportunities to reduce costs and may seek further cost reductions should the financial performance and economic conditions not improve.

Expansion Into Aluminum Marine Fabrication, Repair and Conversion

In June 2003, the Company announced its intention to expand its services into the aluminum marine fabrication, repair and conversion market for both commercial and government customers. The expansion is part of a $5.5 million investment in the Company’s original facility in Amelia, Louisiana, through the Company’s subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. The investment includes a 37,500 square foot two-bay building, a 300 ton travel lift and six overhead cranes. Conrad has contributed the facility to the St. Mary Parish Industrial Development Board and has entered into a fifteen year lease with an option to extend or repurchase. The Company expects to be ready to perform repair and conversion work at the facility in the middle of the fourth quarter of 2003 and new construction projects by the end of the year. The Company has received a number of indications of interest in its expanded aluminum repair capabilities and is in discussions with potential customers for new aluminum construction. Subsequent to September 30, 2003, Conrad Aluminum was awarded a contract for the construction of an aluminum crew/supply vessel for a commercial customer. The Company does not expect the aluminum operations to have a significant impact on revenues in the fourth quarter of 2003.

Expanded Steel Repair and Conversion Capabilities

On October 23, 2000, the Company purchased 52 acres of land in Amelia, Louisiana for $1.3 million. The land is strategically located on the Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of the other existing Amelia facility. Approximately 14 acres of the property have been developed as a repair and conversion facility. The development included clearing land, grubbing, dredging, installation of a steel sheet-pile bulkhead system, dry excavation, construction of a 5,400 square foot building, other infrastructure improvements and outfitting with tools and equipment at a total cost of approximately $7.0 million. In the first quarter of 2003, the Company moved its three largest drydocks to the facility and commenced operations. The Company moved an additional drydock to the facility during the second quarter of 2003. The facility allows the Company to handle vessels with deeper drafts than the Company has historically been able to service at its other facilities. In addition, the infrastructure improvements also allow for the potential future development of the facility to accommodate vessel construction should the market so dictate.

Results of Operations

The following table sets forth certain historical data of the Company and percentage of revenues for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
Financial Data:
Revenue
Vessel construction	$4,493	66.8%	$7,618	81.2%	$17,765	67.0%	$22,266	73.3%
Repair and conversions	2,229	33.2%	1,761	18.8%	8,769	33.0%	8,125	26.7%

Total revenue	6,722	100.0%	9,379	100.0%	26,534	100.0%	30,391	100.0%

Cost of revenue
Vessel construction	4,597	102.3%	6,383	83.8%	17,640	99.3%	18,477	83.0%
Repair and conversions	2,132	95.6%	1,897	107.7%	8,153	93.0%	7,005	86.2%

Total cost of revenue	6,729	100.1%	8,280	88.3%	25,793	97.2%	25,482	83.8%

Gross (loss) profit
Vessel construction	(104)	–2.3%	1,235	16.2%	125	0.7%	3,789	17.0%
Repair and conversions	97	4.4%	(136)	–7.7%	616	7.0%	1,120	13.8%

Total gross (loss) profit	(7)	–0.1%	1,099	11.7%	741	2.8%	4,909	16.2%
S G & A expenses	1,157	17.2%	1,150	12.3%	3,344	12.6%	3,617	11.9%
Terminated acquisition costs (1)	—	0.0%	350	3.7%	—	0.0%	350	1.2%

(Loss) income from operations	(1,164)	–17.3%	(401)	–4.3%	(2,603)	-9.8%	942	3.1%
Interest expense	132	2.0%	38	0.4%	305	1.1%	200	0.7%
Other expenses (income), net	(22)	–0.3%	(9)	–0.1%	(34)	–0.1%	(24)	–0.1%

(Loss) income before income taxes	(1,274)	–19.0%	(430)	–4.6%	(2,874)	–10.8%	766	2.5%
Income tax (benefit) provision	(447)	–6.6%	(167)	–1.8%	(1,000)	–3.8%	271	0.9%

(Loss) income before cumulative effect of change in accounting principle	(827)	–12.3%	(263)	–2.8%	(1,874)	–7.1%	495	1.6%
Cumulative effect of change in accounting principle (2)	—	0.0%	—	0.0%	—	0.0%	(4,500)	–14.8%

Net loss	$(827)	–12.3%	$(263)	–2.8%	$(1,874)	–7.1%	$(4,005)	–13.2%

EBITDA (3)	$(589)	–8.8%	$66	0.7%	$(956)	–3.6%	$2,385	7.8%

Net cash provided by operating activities	$1,164		$2,513		$1,912		$4,040

Operating Data: Labor hours	82		97		337		348

(1)	Represents deferred acquisition costs related to the terminated proposed acquisition of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC as detailed in the notes to the financial statements.
(2)	The Company recorded a $4.5 million non-cash charge for the impairment of goodwill resulting from the adoption of Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” as detailed in the notes to the financial statements.
(3)	Represents earnings before deduction of interest, taxes, depreciation and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. The Company has included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company’s historical ability to incur and service debt. EBITDA as defined and measured by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of the Company’s profitability or liquidity.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net cash provided by operating activities	$1,164	$2,513	$1,912	$4,040
Interest expense	132	38	305	200
(Benefit) provision for income taxes	(447)	(167)	(1,000)	271
Deferred income tax benefit (provision)	17	(54)	84	174
Gain on sale of assets	23	—	23	—
Changes in operating assets and liabilities	(1,478)	(2,264)	(2,280)	(2,300)

EBITDA	$(589)	$66	$(956)	$2,385

Revenue for the third quarter of 2003 decreased $2.7 million, or 28.3%, to $6.7 million compared to $9.4 million for the third quarter of 2002 while revenue for the first nine months of 2003 reflected a decrease of $3.9 million, or 12.7%, compared to the same period in the prior year. Vessel construction revenue decreased $3.1 million, or 41.0%, and $4.5 million, or 20.2% for the third quarter and first nine months of 2003 compared to the same periods in 2002. Repair and conversion revenue increased $468,000 for the third quarter of 2003, or 26.6%, compared to the same period of the prior year, while repair and conversion revenue increased $644,000, or 7.9%, for the first nine months of 2003 compared to the same period in 2002. The decrease in revenue in the nine month period is primarily a result of changes in the estimates at completion encountered during the delivery phase of various contracts in the vessel construction segment of the Company’s business as well as an overall decrease in production hours attributable to decreased oil and gas activity. The decrease in revenue in the three month period is primarily a result of the overall decrease in production hours. Vessel construction hours for the third quarter and first nine months of 2003 decreased 26.9% and 8.6%, respectively, when compared to the same periods in 2002, while repair and conversion hours increased 3.6% and 5.0% for the three and nine months ended September 30, 2003, respectively, when compared to the year earlier periods.

Gross profit for the third quarter and first nine months of 2003 decreased $1.1 million, or 100.6%, and $4.2 million or 84.9%, compared to the same periods of the prior year. Vessel construction gross profit decreased $1.4 million, or 108.4%, for the third quarter of 2003 compared to the third quarter of 2002, while vessel construction gross profit decreased $3.7 million, or 96.7%, for the first nine months of 2003 compared to the same period in 2002. Repair and conversion gross profit increased $233,000, or 171.3% for the third quarter of 2003 compared to the same period of prior year, while repair and conversion gross profit for the first nine months of 2003 decreased $504,000, or 45.0%, compared to the same period of 2002. Vessel construction gross profit was depressed as a result of an additional charge recorded in the third quarter of 2003 of approximately $97,000 related to anticipated losses on a commercial contract for four vessels that was completed during the quarter. As previously disclosed, the Company recorded charges of $140,000, $50,000 and $150,000 during the second quarter of 2003, the first quarter of 2003 and the fourth quarter of 2002, respectively, related to this contract. In addition, the margins were negatively impacted by increases in the estimated costs of completion on separate projects for other motorized vessels awarded in the second quarter of 2002 as a result of the disruptive effects caused by this commercial contract. Complexities experienced in the hull structures of the commercial contract discussed above caused a significant compression of the schedule. As a result, the Company focused key project resources in order to prioritize and control the increases in costs at completion on this commercial contract. However, the compression of the schedule forced the Company to deliver three separate vessels concurrently. This resulted in a significant disruption to the previously planned orderly sequence of work on other contracts thereby precluding the labor efficiencies and productivity gains previously forecast based on the Company’s historical experience. All four vessels of the commercial contract have now been delivered. In addition, the vessel construction segment was negatively impacted as a result of a significant decrease in production hours associated with less demand for commercial vessel construction jobs. During the fourth quarter of 2003, the Company transitioned from to design to production on several major contracts in the backlog. Although the

Company expects vessel construction revenues and gross profits to improve in the fourth quarter, it expects most of the impact to occur in the first quarter of 2004 and thereafter. Repair and conversion gross profit for the nine month period was negatively impacted as a result of the disruptive impact associated with the transition and relocation of the Company’s core repair and conversion operations to a new location. In addition, the gross margins were depressed as a result of increases in the estimated costs at completion on a single significant fixed price repair and conversion contract that was scheduled for delivery during this transition period.

Gross profit margins decreased to -0.1% and 2.8%, respectively, for the three and nine months ended September 30, 2003. As a result of the charges discussed above and the significant decrease in production manhours, the vessel construction segment recorded a gross profit margin of -2.3% for the three months ended September 30, 2003, compared to gross profit margins of 16.2% for the three months ended September 30, 2002 while gross profit margins for vessel construction for the nine months ended September 30, 2003, decreased to 0.7% compared to 17.0% for the same period of the prior year. Repair and conversion gross profit margins increased to 4.4% for the three months ended September 30, 2003, compared to gross profit margins of -7.7% for the same period of 2002 while repair and conversion gross profit margins decreased to 7.0% for the nine months ended September 30, 2003 when compared to 13.8% for the first nine months of 2002. The repair and conversion gross profit margin for the nine month period ended September 30, 2003 was negatively impacted as a result of the factors discussed above.

Selling, general and administrative expenses (“SG&A”) increased $7,000, or 0.6%, for the third quarter of 2003 and decreased $273,000, or 7.5%, for the first nine months of 2003, respectively, compared to the same periods in 2002. The decrease in SG&A for the nine month period was primarily a result of decreases in legal and accounting expenses and the elimination of employee bonuses compared to the same periods of 2002 as well as a write-off of bad debts in the year earlier period.

Interest expense increased $94,000, or 247.4%, for the third quarter of 2003, compared to the same period in 2002, while interest expense increased $105,000 for the first nine months of 2003 compared to the same period in the prior year. The increase is primarily the result of the increased interest expense associated with an increase in the average outstanding loan balance partially offset by the capitalization of interest related to the development of the 52 acres of land in Amelia, Louisiana during the first quarter. The Company expects interest expense to increase in the remainder of 2003 as a result of an increase in the average outstanding loan balance compared to 2002 and the lack of future capitalization of interest with the commencement of operations at the second facility in Amelia, Louisiana. The Company expects interest expense to increase in 2004 compared to 2003 as a result of an increase in the average outstanding loan balance and an increase in the interest rate resulting from the amendment to its loan agreement subsequent to September 30, 2003.

The Company had an income tax benefit of $447,000 for the third quarter of 2003 compared to an income tax benefit of $167,000 in the same period of 2002. For the nine months ended September 30, 2003, the Company had an income tax benefit of $1.0 million compared to income tax expense of $271,000 for the same period of the prior year. The decrease in income tax expense is primarily attributable to the 2003 losses from operations as discussed above.

During 2002, the Company completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of the Company’s reporting units, as defined under SFAS No. 142, with its carrying amount. If the carrying amount exceeded the fair value of a reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, the Company was required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit’s goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in the Company recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The fair value of the Orange Shipbuilding reporting unit was determined based on the excess earnings return on assets (treasury) valuation method. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $1.9 million for the first nine months of 2003 compared to cash provided by operating activities of $4.0 million for the prior year period due to decreases in accounts receivable and billings related to costs and estimated earnings on uncompleted contracts and increases in accounts payable offset by an increase in inventory and other assets. The Company’s working capital position was $5.7 million at September 30, 2003 compared to $9.4 million at December 31, 2002. The decrease in working capital was primarily a result of the loss from operations and the approximately $5.2 million in capital expenditures for plant and equipment predominantly associated with the completion of the new steel repair and conversion facility and the expansion of the Company’s operations into the aluminum marine fabrication and repair business.

The Company’s capital requirements historically have been primarily for improvements to its facilities and equipment. The Company’s net cash used in investing activities of $7.8 million for the nine months ended September 30, 2003 reflected capital expenditures of approximately $2.8 million for the development of the aluminum facility in Amelia, $2.0 million for completion of the improvements to the 52 acres in Amelia for the new repair and conversion facility and approximately $300,000 for improvements to facilities and equipment. Also included in investing activities are the remaining industrial revenue bond proceeds restricted to the development of the aluminum facility in Amelia of $2.7 million. As of September 30, 2003, the Company had an outstanding commitment of $1.5 million for the construction of its new aluminum marine fabrication repair and conversion facility in Amelia, Louisiana.

Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2003 which included borrowings of $5.2 million, the repayment of $1.3 million of debt and capitalized financing costs of approximately $76,000.

The Company has a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rate is variable, and interest accrues at the option of the Company either at the JPMorgan Chase prime rate or LIBOR plus 1.75%. The Loan Agreement is secured by substantially all of the Company’s assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement, a debt to tangible net worth requirement and a debt service coverage ratio that could limit the Company’s use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits the Company from paying dividends without the consent of the lender and restricts the ability of the Company to incur additional indebtedness. At September 30, 2003, the Company was in compliance with these covenants.

Subsequent to September 30, 2003, the Company and the commercial bank amended the Loan Agreement. The amendment changed the interest rate to either the JP Morgan Chase prime rate or LIBOR plus two percent, at the Company’s option, and adjusted the debt service coverage requirement.

The Term Loan is payable in 19 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million due on May 31, 2005. At September 30, 2003, the Term Loan balance outstanding was $6.8 million and the interest rate was 2.86%.

The Revolving Credit Facility permits the Company to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2004. No draws were outstanding as of September 30, 2003.

On July 18, 2002 the Company entered into The Development Loan which provided financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The Development Loan included a revolver that converted to a term loan. Payments under the revolver included interest only payments until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest, with a final balloon payment due on May 31, 2007. At September 30, 2003, the Development Loan balance outstanding was $6.4 million and the interest rate was 2.87%.

In July 2003, the Company completed the financing for its expansion into the aluminum marine fabrication, repair and construction business. The expansion is part of a $5.5 million investment in the Company’s original facility in Amelia, Louisiana (“Amelia Topside”), through the Company’s subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, Conrad subsidiary Conrad Aluminum, L.L.C. contributed to the Industrial Development Board the land and buildings at the Amelia Topside yard and is leasing them back along with the items to be purchased with the bond proceeds, with a right to repurchase or extend. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in the Company’s property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Conrad and its subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.10% until October 12, 2003, at 3.12% until December 12, 2003, and thereafter, at the Company’s option, at either a prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) the JPMorgan Chase prime rate. As of September 30, 2003, remaining industrial revenue bond proceeds of approximately $2.7 million restricted for use on the aluminum facility expansion are included under the caption “Other Assets”.

The $1.5 million EDAP grant requires the Company to create a total of 224 new positions by December 31, 2006 and sustain that level through December 31, 2012. If the Company fails to meet the job creation objectives, the state may recover related portions of the grant. As of September 30, 2003, approximately $1.1 million of equipment had been purchased with grant proceeds. Accordingly, as of September 30, 2003, a $1.1 million liability was included under the caption “Other Non-Current Liabilities”. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by the Company with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in the Company’s property, plant and equipment.

In the normal course of its business, the Company is required to provide letters of credit to secure the payment of workers’ compensation obligations. Additionally, under certain contracts the Company may be required to provide letters of credit and bonds to secure certain performance and payment obligations of the Company thereunder. At September 30, 2003, outstanding letters of credit and bonds amounted to $37.5 million. The Company believes that general industry conditions have led customers to require performance bonds more often than in the past. The Company believes that it has secured adequate bonding for potential future job prospects. Although the Company believes that it will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms it regards as acceptable, there can be no assurance it will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

The Company’s firm backlog was $36.3 million at September 30, 2003 as compared to $36.2 million at December 31, 2002 and $32.7 million at September 30, 2002. The increase in backlog from the same period of the prior year is primarily attributable to the award of a $5.5 million contract for the construction of a 255-foot crane barge for the U.S. Army Corps of Engineers. Subsequent to September 30, 2003, the Company was awarded contracts totaling $11.6 million for the construction of two 5,000 cubic yard dump scows and an aluminum crew/supply vessel for commercial customers. In addition, the Company has seen increased bid activity in the vessel construction segment of our business and remains cautiously optimistic that ongoing discussions with various customers will result in additional projects that will further add to our backlog in the near future.

Management believes that the Company’s existing working capital, cash flows from operations and bank commitments will be adequate to meet its working capital needs for operations, scheduled maturities of long-term debt, and capital expenditures for the next twelve months. The Company may pursue acquisition and internal expansion opportunities if deemed attractive if and when such opportunities arise. The timing, size or success of any acquisition or internal expansion effort and the associated potential capital commitments cannot be predicted.

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

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until December 31, 2003. Presently, the Company does not believe that it has interests that would be considered variable interest entities under FIN 46. A final determination regarding the provisions of FIN 46 will be reflected in the Company’s financial statements as of December 31, 2003.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the risk of changing interest rates. Interest on $17.1 million of the Company’s long-term debt with a weighted average interest rate of 2.92% at September 30, 2003 was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $171,000 per year if the Company were to maintain the same debt level and structure.

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

10.1	—Amendment No. 3 to Employment Agreement by and among Conrad Industries, Inc., Conrad Shipyard, L.L.C. and J. Parker Conrad effective September 15, 2003.

10.2	—Amendment No. 3 to Employment Agreement by and among Conrad Industries, Inc., Conrad Shipyard, L.L.C. and John P. Conrad, Jr. effective September 15, 2003.

10.3	—Amendment No. 1 to Employment Agreement by and between Conrad Industries, Inc. and Kenneth G. Myers, Jr. effective September 15, 2003.

10.4	—Amendment No. 1 to Employment Agreement by and between Conrad Industries, Inc. and Lewis J. Derbes, Jr. effective September 15, 2003.

10.5

—Fourth Amendment to Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., and Conrad Industries, Inc. dated November 10, 2003.

31.1	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 6, 2003 the Company filed a report on Form 8-K to report the Company’s second quarter 2003 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003

CONRAD INDUSTRIES, INC.

By:	/s/ LEWIS J. DERBES, JR.

Lewis J. Derbes, Jr. Vice President and Chief Financial Officer