Form 10-K
period 2003-12-31
CONRAD INDUSTRIES INC
filed 2004-03-30
CIK 1059167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-24263

CONRAD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1416999 (IRS Employer Identification No.)

1100 Brashear Ave., Suite 200 P.O. Box 790 Morgan City, Louisiana (Address of principal executive offices)	70381 (Zip code)

(985) 702-0195

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.2 million as of June 30, 2003, based on the closing sales price of the registrant’s common stock on the NASDAQ National Market on such date of $2.41 per share. For purposes of the preceding sentence only, all directors, executive officers and Katherine Conrad Court are assumed to be affiliates. As of March 29, 2004, 7,235,954 shares of common stock of Conrad Industries, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Conrad Industries, Inc.’s definitive proxy statement relating to the registrant’s 2004 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2003, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1: Business

Overview

General

We specialize in the construction, conversion and repair of a wide variety of steel and aluminum marine vessels for commercial and governmental customers. Through our subsidiaries, we operate four shipyards: one in Morgan City, Louisiana, two in Amelia, Louisiana and one in Orange, Texas. During 2003, we expanded into the aluminum marine fabrication and repair business after transforming one of our existing repair yards in Amelia, Louisiana into a facility specifically designed to handle aluminum marine fabrication and repair. In addition, in February 2003, we significantly expanded our repair capabilities when we opened our second facility in Amelia. We now have the four largest of our six drydocks at that facility.

Our new construction segment accounted for 67.5%, 75.1%, and 71.7 % of our total revenue for 2003, 2002 and 2001, respectively. Vessels we construct include barges, tug boats, towboats, ferries, lift boats and aluminum crew/supply vessels. All of our new construction is performed indoors, which we consider to be a significant strategic advantage. Our facilities allow us to construct vessels up to 400 feet in length.

Our repair and conversion segment accounted for 32.5%, 24.9%, and 28.3% of our total revenue for 2003, 2002, and 2001, respectively. We repair a wide variety of marine vessels. Our conversion projects are included in our repair segment and primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel.

We serve a variety of customers and markets, including the Gulf of Mexico oil and gas industry, other commercial markets, various local and state governments and the U.S. government. We believe that our ability to provide products and services to a variety of customers is a competitive strength. Due to the continuing depressed conditions in the Gulf of Mexico oil and gas industry, our new construction backlog has shifted to consist primarily of government contracts. For example, at December 31, 2003, our backlog consisted of 73.8% government projects, 6.3% energy projects and 19.9% other commercial projects. By comparison, energy projects accounted for 9.9%, 32.3% 59.8% and 33.0% of our backlog at December 31, 2002, 2001, 2000 and 1999, respectively. In addition, because much of our repair work comes from the Gulf of Mexico oil and gas industry, depressed conditions in that industry have adversely affected our repair segment. For 2003, 2002, and 2001, we received approximately 37.0%, 59.4%, and 66.8%, respectively, of our total revenues from customers in the offshore oil and gas industry, 49.2%, 19.9%, and 11.7% from government customers and 13.8%, 20.7%, and 21.5% from other commercial customers.

The depressed conditions in the Gulf of Mexico oil and gas industry have caused a reduction in our labor hours and have adversely affected our financial performance. Our repair business has high fixed costs primarily associated with the depreciation of facilities, floating drydocks and the marine travel lift. As a result, our margins and profits are adversely affected when the volume of our work declines. These fixed costs have been increased by our expansion into the aluminum business and the opening of our new Amelia repair yard. The reduced demand and resulting increased competition have led us to bid some work from time to time at margins lower than we would have been willing to accept historically. In addition, we have experienced inefficiencies associated with the shift in the nature of our backlog to primarily government work which requires more administrative functions than our traditional commercial customers. We have responded to these challenges by, among other things, aggressively reducing our costs, pursuing new business opportunities, and seeking to operate more efficiently. Our financial performance is discussed in more detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Internal Expansion

In the fourth quarter of 2003, we opened our Conrad Aluminum yard in Amelia, Louisiana and announced our first new construction contract at that facility, an aluminum crew/supply boat. We purchased the yard for approximately $1.0 million in 1996 and commenced steel conversion and repair operations there in 1998. In 2003, we obtained approximately $5.5 million in funding to convert the yard into an aluminum marine fabrication and repair facility capable of serving both commercial and government customers. The funding was primarily used to construct a 37,500 square foot two-bay building; to purchase a 300 ton travel lift, six overhead cranes and other tools and equipment; and to make modifications and improvements to the docks. As part of the financing, we contributed the facility to the St. Mary Parish Industrial Development Board and have entered into a 15 year lease with an option to extend the lease or repurchase the facility. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

In the first quarter of 2003, we opened a new steel marine vessel repair and conversion yard at another location in Amelia, Louisiana, which is located within one mile of Conrad Aluminum. We refer to this facility as “Conrad Deepwater.” The facility is located on a 52-acre previously undeveloped site that we purchased in 2000 for $1.3 million. During 2002 and 2003, we invested approximately $7.0 million developing approximately 14 acres of the site into the new facility. The development included clearing the land, dredging, installing a steel sheet-pile bulkhead system, constructing a 5,400 square foot building, making other infrastructure improvements and outfitting the yard with tools and equipment. The facility allows us to handle vessels with deeper drafts than we have historically been able to service at our other facilities. In addition, the infrastructure improvements allow for potential further development of the facility to accommodate vessel construction should the market so dictate. We currently have the four largest of our six drydocks at Conrad Deepwater.

During 2002, we completed an extension of one of our fabrication buildings at our Morgan City shipyard at a cost of approximately $800,000. The extension increased our enclosed building space by approximately 15,000 square feet and increased our efficiencies in making pre-fabricated components and in using modular construction techniques.

In the first quarter of 2001, we placed into operation a new American Bureau of Shipping-classed, state-of-the-art drydock that we constructed ourselves, beginning in May 2000. The drydock has a lifting capacity of 10,000 tons, which is 7,000 tons greater than the 3,000 ton lifting capacity of our next largest drydock. The cost was $5.7 million. The new 280’ long by 160’ wide dock allowed us to (1) increase our repair and conversion capacity; (2) lift and compete to repair larger vessels such as derrick and pipe laying barges and the large offshore service vessels recently built for the deep water drilling activities in the Gulf of Mexico; and (3) launch larger new vessel construction projects more competitively. In addition, constructing the drydock allowed us to maintain our skilled workforce during a period of slower activity in the yard. The drydock was originally put into operation at the Morgan City shipyard and was moved to Conrad Deepwater in February 2003.

History

Our company was founded in 1948 by J. Parker Conrad, Co-Chairman of our Board of Directors, and began operations at our shipyard in Morgan City, Louisiana. In December 1997, we paid approximately $22.8 million in cash (net of cash acquired) to purchase all of the stock of Orange Shipbuilding Company, Inc., which owns our shipyard in Orange, Texas. The acquisition expanded our new construction capacity and expanded our product capabilities into additional types of marine vessels, including vessels for the U.S. government and modular components for offshore drilling rigs and floating, production, storage and offloading vessels. Orange Shipbuilding has been engaged in shipbuilding since 1974. Our parent company Conrad Industries, Inc. was incorporated in March 1998 to serve as the holding company for our wholly-owned subsidiaries, currently Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Aluminum, L.L.C. We completed our initial public offering in June 1998 by issuing 2.1 million shares of common stock.

Operations

Our principal operations consist of the construction, conversion and repair of a wide variety of steel and aluminum marine vessels for commercial and governmental customers.

Backlog

Our construction and fabrication projects in progress as of December 31, 2003 consisted of 14 vessels: four 124-foot towboats, two 295-foot dump scows, two small tugs, a 255-foot crane barge, a 180-foot passenger ferry, a 175-foot aluminum crew/supply vessel, a 120-foot spud barge, a 94-foot Z-drive tug, and a 55-foot crane barge. Our backlog (including remaining contract revenue for projects currently in progress) as of December 31, 2003 was approximately $43.6 million compared to $36.2 million as of December 31, 2002. Of this remaining contract revenue, approximately $22.7 million was attributable to a contract to build four towboats for the U.S. Army Corps of Engineers, $8.6 million was attributable to a contract to construct two dump scows for a commercial customer, and approximately $5.5 million was attributable to a contract to build a crane barge for the U.S. Army Corps of Engineers. We anticipate that the majority of the aggregate remaining revenue from firm contracts as of December 31, 2003 will be realized during fiscal 2004.

Construction of Vessels

We manufacture a variety of small and medium sized vessels for commercial and governmental customers. This activity accounted for 67.5%, 75.1%, and 71.7 % of our total revenue for 2003, 2002 and 2001, respectively. All of our new vessel construction is done indoors in well-lighted space specifically designed to accommodate construction of marine vessels up to 350 feet in length. As a result, marine vessel construction is not hampered by weather conditions, and we are able to more effectively utilize our workforce and equipment. We employ modular construction techniques and zone outfitting, which involve the installation of pipe, electrical wiring and other systems at the modular stage, thereby reducing construction time while at the same time simplifying systems integration and improving quality. At Orange, we also use computerized plasma arc metal cutting for close tolerances and automated shot blasting and painting processes for efficiency and high quality.

The following is a description of the main types of vessels we manufacture:

Offshore and Inland Barges. We build a variety of offshore barges, including tank, container and deck barges for commercial customers and YCs (yard carrier barges) and YONs (yard oiler Navy barges) for the U.S. Navy. We also build a variety of inland barges, including deck and tank barges. We have constructed a variety of barges used in the offshore oil and gas industry, including shale barges, pipe laying barges, oil and gas drilling barges, and oil and gas production barges. Our barges are also used in marine construction and are used by operators to carry liquid cargoes such as petroleum and drilling fluids, dry bulk cargoes such as aggregate, coal and wood products, deck cargoes such as machinery and equipment, and other large item cargoes such as containers and rail cars. Other barges function as cement unloaders and split-hull dump scows. We have built barges ranging from 50 feet to 400 feet in length, with as many cargo tanks, decks and support systems as necessary for the intended functions of the barges.

Lift Boats. Lift boats are used primarily to furnish a stable work platform for drilling rigs, to house personnel, equipment and supplies for such operations and to support construction and ongoing operation of offshore oil and gas production platforms. Lift boats are self-propelled, self-elevating and self-contained vessels that can efficiently assist offshore platform construction and well servicing tasks that traditionally have required the use of larger, more expensive mobile offshore drilling units or derrick barges. Lift boats have different water depth capacities and have legs, ranging from 65 to 250 feet, which are used to elevate the deck of the boat in order to perform required procedures on a platform at different heights above the water.

Tug Boats/Push Boats/Tow Boats. We build boats for towing and pushing, anchor handling, mooring and positioning, dredging assistance, tanker escort, port management, shipping, piloting, fire fighting and salvage.

Other Offshore Support Vessels. In addition to lift boats and tug boats, we build other types of offshore support vessels that serve exploration and production facilities and support offshore construction and maintenance activities. These offshore support vessels include supply vessels, utility vessels and anchor handling vessels.

Aluminum Crew/Supply Vessels. Aluminum crew boats are used to transport crews to offshore facilities at a higher speed than their traditional steel counterparts. These vessels may also transport supplies.

Drydocks. Drydocks are used to lift marine vessels from the water in order to facilitate the inspection and/or repair of the vessels’ underwater areas. A drydock is composed of a floodable pontoon with wing walls and its designated capacity identifies the number of tons it is capable of safely lifting from the water. The drydock is submerged by opening valves to flood compartments; the vessel is then placed over the submerged deck of the drydock; and the vessel is lifted from the water by closing the valves and pumping the water out of the flooded compartments.

Conversion and Repair Services

Conversion and repair services accounted for 32.5%, 24.9%, and 28.3% of our total revenue for 2003, 2002, and 2001, respectively. We have six drydocks and dockside space capable of accommodating vessels and barges up to 500 feet long. Our marine repair activities include shot blasting, painting, electrical system and piping repairs, propeller and shaft reconditioning and American Bureau of Shipping certified welding. Our conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. All U.S. Coast Guard inspected vessels and ABS classed vessels are required to undergo periodic inspections and surveys which require regular drydock examination. Non-U.S. flag vessels are subject to similar regulations. The inspection of vessels generally results in repair work being required in order to pass inspection. In addition, vessel owners often elect to make other repairs or modifications to vessels while in drydock undergoing required repairs. While we are not aware of any proposals to reduce the frequency or scope of such inspections, any such reduction could adversely affect our results of operations.

Our conversion and repair business tends to be seasonal, with increases in the colder months in the Gulf of Mexico during the latter part of our fourth quarter and beginning of our first quarter. During this time, vessel owners and operators tend to repair or modify their vessels as a result of or in anticipation of work during the warmer months in the Gulf of Mexico.

Customers

We service a wide variety of customers. Customers include marine service companies, offshore support companies, rig fabricators, offshore and inland barge and support vessel operators, offshore construction and drilling contractors, diving companies, energy companies, the U.S. Army, U.S. Army Corps of Engineers, U.S. Navy, U.S. Coast Guard and various state and local governmental agencies, many of whom have been our customers on a recurring and long-term basis. We have also provided and continue to provide repair and conversion services to many of the major offshore support vessel companies and barge operators. Our principal customers may differ substantially on a year-to-year basis due to the size and limited number of new construction projects performed each year. All of our customers for the last three years have been domiciled in the United States and Puerto Rico, but we are currently pursuing projects with foreign governments and businesses, primarily in our aluminum construction business.

During fiscal 2003, we derived 26.1% of our revenues from the State of Alaska’s Marine Highway System for the construction of a passenger ferry and 12.9% from the U.S. Army for the construction of three ST (“Small Tug”) tugs, a crane barge and a steel towboat. The remaining 61.0% of revenue was attributable to 101 other customers.

During fiscal 2002, we derived 12.4% of our revenues from ConocoPhillips for the construction of four towboats, 11.6% from the U.S. Army for the construction of four ST tugs and 10.2% from Oceanic Fleet for the construction of an aluminum crew/supply vessel. The remaining 65.8% of revenue was attributable to 87 other customers.

During fiscal 2001, we derived 15.8% of our revenues from Danos & Curole Marine for construction of a lift boat, 12.4% from Marine Industrial Fabricators for the construction of five lift boat hulls, and 10.8% from the U.S. Army for the construction of six ST Tugs. The remaining 61.0% of revenue was attributable to 96 other customers.

Contract Procedure, Structure and Pricing

Our contracts for new commercial construction projects generally are obtained through a competitive bidding process. In addition, contracts for the construction and conversion of vessels for the U.S. government are generally subject to competitive bidding. As a safeguard to anti-competitive bidding practices, the U.S. Army, the U.S. Navy, the U.S. Coast Guard and the U.S. Army Corps of Engineers employ the concept of “cost realism,” which requires that each bidder submit information on pricing, estimated costs of completion and anticipated profit margins. The government agencies use this and other data to determine an estimated cost for each bidder. They then conduct a cost comparison of the bidders’ estimates against an independent estimate to arrive at a close approximation of the real cost. The award is then made on the basis of the expected cost to build, which often may result in an award to a higher bid that is considered a best value to the government.

We submit a large number of bids to commercial customers. However, because the bidding process for U.S. government contracts is significantly more detailed and costly, we tend to be more selective regarding the government projects on which we bid.

Most of the construction contracts we enter into, whether commercial or government, are fixed-price contracts under which we retain all cost savings on completed contracts but are liable for all cost overruns.

Contracts with the U.S. government are subject to termination by the government either for its convenience or upon our default. If the termination is for the government’s convenience, the contracts provide for payment upon termination for items delivered to and accepted by the government, payment of our costs incurred through the termination date, and the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit.

Although varying contract terms may be negotiated on a case-by-case basis, our commercial and government contracts ordinarily provide for a down payment, progress payments at specified stages of construction and a final payment upon delivery. Final payment under certain contracts may be subject to deductions if the vessel fails to meet certain performance specifications based on tests we conduct prior to delivery.

Under commercial contracts, we generally provide a six-month to twelve-month warranty with respect to workmanship and materials we furnish. In the majority of commercial contracts, we pass through the respective suppliers’ warranties to the customer and do not warrant materials acquired from our suppliers. Our government contracts typically contain warranties up to two years covering both materials and workmanship. Historically, our expenses to fulfill such warranty obligations have not been material in the aggregate.

Bonding and Guarantee Requirements

Although we generally meet financial criteria that exempt us from bonding and guarantee requirements for most contracts, certain contracts with federal, state or local governments require contract performance bonds, and foreign government contracts generally require bank letters of credit or similar obligations. Commercial contracts also may require contract bid and performance bonds if requested by the customer. As of December 31, 2003, outstanding letters of credit and bonds amounted to $46.3 million. We believe that general industry conditions have led customers to require performance bonds more often than in the past. We believe that we have secured adequate bonding for potential future job prospects. Although we believe that we will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms that we consider acceptable, there can be no assurance we will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

Engineering

We generally build vessels based on our customers’ drawings and specifications. We also develop in-house custom designs for customers’ special requirements using our computer-aided design (CAD) capabilities and outside engineering services. We have designed and built numerous barges, towboats, tug boats and other vessels. This library of projects allows us to respond quickly to customers’ needs. The process of computer drafting, preparation of construction drawings and development of cut tapes for numerically controlled plasma cutting of steel with the latest 3-D software programs allows us to minimize engineering mistakes and costly rework.

Materials and Supplies

The principal materials we use are standard steel shapes, steel plate and paint. Other materials used in large quantities include aluminum, steel pipe, electrical cable and fittings. We also purchase component parts such as propulsion systems, hydraulic systems, generators, auxiliary machinery and electronic equipment. All these materials and parts are currently available in adequate supply from domestic and foreign sources. In late 2003, the price of steel began to rise substantially. Although this increase did not have a material effect on our operations in 2003, sustained higher or further increased steel prices could materially increase our costs and adversely affect our margins and profits in 2004. We have not engaged, and currently do not intend to engage, in hedging transactions with respect to our purchase requirements for materials. All of our shipyards obtain materials and supplies by truck or rail.

Vessel Construction Process

Once a contract has been awarded to us, a project manager is assigned to supervise all aspects of the project, from the date the contract is signed through delivery of the vessel. The project manager oversees the engineering liaison’s completion of the vessel’s drawings and supervises the planning of the vessel’s construction. The project manager also oversees the purchasing of all supplies and equipment needed to construct the vessel, as well as the actual construction of the vessel.

We construct each vessel from raw materials, which are fabricated by shipyard workers into the necessary shapes to construct the hull and vessel superstructure. We purchase component parts, such as propulsion systems, hydraulic systems and generators, auxiliary machinery and electronic equipment, separately and install them or have them installed in the vessel. We use job scheduling and costing systems to track progress of the construction of the vessel, allowing ourselves and the customer to remain apprised of the status of the vessel’s construction.

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

Sales and Marketing

We believe that our reputation and experience help to facilitate our marketing efforts. We also believe that our customer-driven philosophy of quality, service and integrity leads to close customer relationships that provide us with ongoing opportunities to be invited to bid for customer projects.

Our marketing and sales strategy is led by our Director of Marketing and includes utilizing key employees as salespersons to target relationships previously established and develop new relationships with customers in the targeted markets. Our personnel identify future projects by contacting customers and potential customers on a regular basis in order to anticipate projects that will be competitively bid or negotiated exclusively with us. Our personnel also keep our customers advised of available capacity for drydocking, conversion and repair activity.

We also use print advertisements, primarily in trade magazines, attend trade shows and maintain a company website.

We are actively involved in strengthening our relationships with customers through continuous interaction among our key personnel, project managers and the customers’ project supervisors with respect to ongoing projects. To accommodate the needs of the customers’ project supervisors, we have established on-site office facilities that these project supervisors may use during the construction, repair or conversion project. We also seek to anticipate the current and future needs of our customers as well as broader industry trends through these relationships.

Competition

U.S. shipbuilders are generally classified into two categories: (1) the two largest shipbuilders, which are capable of building large scale vessels such as aircraft carriers and battleships for the U.S. Navy and oceangoing cargo vessels for commercial customers; and (2) other shipbuilders that build small to medium-sized vessels for government and commercial markets. We compete in the second of these categories. We compete for U.S. government contracts to build small to medium-sized vessels principally with four to six U.S. shipbuilders, which may include one or more of the two largest shipbuilders. We compete for domestic commercial shipbuilding contracts principally with approximately six to ten U.S. shipyards. The number and identity of competitors on particular projects vary greatly depending on the type of vessel and size of the project, but we generally compete with only three or four companies with respect to a particular project. We compete with approximately ten shipyards in our conversion and repair business.

Competition is based primarily on price, available capacity, service, quality, and geographic proximity. We believe that we compete effectively because of our hands-on, team management approach to design, project management and construction; our indoor vessel construction capabilities; our specialized equipment; our advanced construction techniques; and our skilled work force. We seek to differentiate ourselves from our competition in terms of service and quality (1) by investing in enclosed work spaces, modern systems and equipment, (2) by offering a broad range of products and services, including modular component fabrication, (3) through our hands-on team management, (4) by targeting profitable niche products and (5) by maintaining close customer relationships.

Employees

At December 31, 2003, we had 262 employees, of which 52 were salaried and 210 were hourly. At December 31, 2002, we had 284 employees, of which 42 were salaried and 242 were hourly. At December 31, 2001, we had 333 employees, of which 35 were salaried and 298 were hourly. We are not a party to any collective bargaining agreements.

Insurance

We maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities and equipment. The insurance currently excludes acts of terrorism as we have determined that this coverage is not available at a reasonable cost. We also maintain commercial general liability insurance, including builders’ risk coverage, employment practices, professional (design), and directors and officer’s liability. We currently maintain excess and umbrella policies. Other coverages currently in place include workers compensation, water pollution, automobile, and hull/property and indemnity. All policies are subject to deductibles and other coverage limitations.

Regulation

Environmental Regulation

We are subject to extensive and changing federal, state and local laws (including common law) and regulations designed to protect the environment, including laws and regulations that relate to air and water quality, impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes (“Environmental Laws”). Stringent fines and penalties may be imposed for non-compliance with Environmental Laws. Additionally, these laws require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species and impose substantial liabilities for pollution related to our operations or properties. We cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on our business, financial condition or results of operations.

Our operations are potentially affected by the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”). CERCLA (also known as the “Superfund” law) imposes liability, without regard to fault, on certain categories of persons for particular costs related to releases of hazardous substances at a facility into the environment and for liability for natural resource damages. Categories of responsible persons under CERCLA include certain owners and operators of industrial facilities and certain other persons who generate or transport hazardous substances. Liability under CERCLA is strict and generally is joint and several. Persons potentially liable under CERCLA may also bring a cause of action against certain other parties for contribution. In addition to CERCLA, similar state or other Environmental Laws may impose the same or even broader liability for the discharge, release or the mere presence of certain substances into and in the environment.

Because industrial operations have been conducted at some of our properties by previous owners and operators and by us for many years, various materials from these operations might have been disposed of at such properties. This could result in obligations under Environmental Laws, such as requirements to remediate environmental impacts. There could be additional environmental impact from historical operations at our properties that require remediation under Environmental Laws in the future. However, we currently are not aware of any such circumstances that are likely to result in any such impact under Environmental Laws.

Although no assurances can be given, we believe that our operations are in compliance in all material respects with all Environmental Laws. However, stricter interpretation and enforcement of Environmental Laws and compliance with potentially more stringent future Environmental Laws could materially and adversely affect our operations.

Health and Safety Matters

Our facilities and operations are governed by laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. We believe that appropriate precautions are taken to protect employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. While we do not anticipate that we will be required in the near future to expend material amounts by reason of such health and safety laws and regulations, we are unable to predict the ultimate cost of compliance with these changing regulations. Orange Shipbuilding, one of our subsidiaries, entered into a settlement agreement with the federal Occupational Safety and Health Administration (“OSHA”) during August 2001 following a six-month investigation by OSHA of the Orange shipyard. In the settlement, Orange agreed to employ a full time safety and health professional on location at the shipyard, employ an independent outside auditor to audit its OSHA 2000 logs for 2001 through 2003, correct conditions relating to alleged violations and pay a fine of $149,850. The settlement did not constitute an admission by Orange that it violated any laws, regulations or safety standards. We believe we have fully complied with all aspects of the settlement order. In addition, in November 2003, Orange Shipbuilding signed a one-year Strategic Partnership Program Agreement for Worker Safety and Health with OSHA. This voluntary, cooperative relationship is designed to increase occupational safety and health and to reduce injuries and illnesses.

Jones Act

Section 27 of the Merchant Marine Act of 1920 (the “Jones Act”) requires that all vessels transporting products between U.S. ports must be constructed in U.S. shipyards, owned and crewed by U.S. citizens and registered under U.S. law, thereby eliminating competition from foreign shipbuilders with respect to vessels to be constructed for the U.S. coastwise trade. Many customers elect to have vessels constructed at U.S. shipyards, even if such vessels are intended for international use, in order to maintain flexibility to use such vessels in the U.S. coastwise trade in the future.

OPA90

Demand for double-hull carriers has been created by the Oil Pollution Act of 1990 (“OPA90”), which generally requires U.S. and foreign tank vessels carrying oil and certain other hazardous cargos and entering U.S. ports to have double-hulls by 2015. OPA90 establishes a phase-out schedule that began January 1, 1995 for all existing single-hull tank vessels based on the vessel’s age and gross tonnage. OPA90’s single-hull phase-out requirements do not apply to most offshore supply vessels.

Title XI and the OECD Accord

Title XI of the Merchant Marine Act of 1936 permits the Secretary of Transportation to provide a U.S. government guarantee for certain types of financing for the construction, reconstruction, or reconditioning of U.S.-built vessels. As a result of amendments in 1993, the Secretary of Transportation was authorized to guarantee loan obligations of foreign vessel owners for foreign-flagged vessels that are built in U.S. shipyards on terms generally more advantageous than available under guarantee or subsidy programs of foreign countries. Additionally, Title XI includes tax and subsidy programs that provide benefits limited to vessels constructed in the U.S. The U.S. Congress may reduce or eliminate funding for the Title XI program. In fact, Congress did not appropriate new funding to the Title XI program during its 2003 session, although there are currently limited funds in the Title XI program with which to provide new subsidies and benefits. We do not know whether Congress will appropriate new funding to the program in the future.

Moreover, if Congress adopts the Agreement Respecting Normal Competitive Conditions in the Commercial Shipbuilding and Repair Industry (the “OECD Accord”), which was signed in December 1994, among the U.S., the European Union (on behalf of the twelve European member countries), Finland, Japan, Korea and Norway and Sweden (which collectively control a significant portion of the market for worldwide vessel construction), the Title XI guarantee program would need to be amended to eliminate its competitive advantages. However, management believes that the OECD Accord could improve the ability of U.S. shipbuilders to compete successfully for international commercial contracts with foreign shipbuilders, many of which currently are heavily subsidized by their governments. Although Congress has failed to adopt or ratify the OECD Accord, proponents of the Accord may seek to introduce the legislation in the future.

Available Information

Our internet website is http://www.conradindustries.com. Information on our website is not part of this Form 10-K. We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, these reports, as well as Forms 3, 4 and 5 filed by our directors, executive officers and 10% stockholders with respect to our common stock, are available through our website.

Cautionary Statements

In this Form 10-K and in the normal course of business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein, other than statements of historical fact, are forward-looking statements. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause or contribute to such difference include those discussed below, as well as those discussed elsewhere herein.

Risks Related to our Business

Because a significant portion of our revenues comes from customers in the Gulf of Mexico oil and gas industry, decreases in offshore oil and gas activities tend to reduce demand for our products and services and negatively impact our revenues and profits. The level of offshore oil and gas activities can be affected by prevailing oil and gas prices, which historically have fluctuated significantly.

Since the latter part of 1998, depressed conditions in the Gulf of Mexico oil and gas industry have adversely affected our revenues, margins and profits. For 2003, 2002, and 2001, we received approximately 37.0%, 59.4%, and 66.8%, respectively, of our revenues from customers in the Gulf of Mexico oil and gas industry, 49.2%, 19.9%, and 11.7% from government customers and 13.8%, 20.7%, and 21.5% from other commercial customers. The Gulf of Mexico oil and gas industry can be affected by prevailing oil and gas prices, which historically have fluctuated significantly. Low oil or gas prices or a decline in demand for oil or gas can depress offshore exploration, development and production activity and result in decreased spending by our Gulf of Mexico oil and gas industry customers. This can result in a decline in the demand for our products and services and can have a substantial negative effect on our revenues and profits. Although oil and gas prices have been relatively high for the last several years, there has not been a corresponding increase in exploration, drilling or production activity in the Gulf of Mexico. We cannot predict whether and if so when these activities in the Gulf of Mexico will increase.

We perform a significant amount of our work under U.S. and other government contracts. Reductions in government spending on the types of products and services we offer or our inability to secure new government contracts could have a substantial negative impact on our revenues and profits.

We have built vessels for the U.S. Army, U.S. Navy, U.S. Coast Guard and U.S. Army Corp of Engineers. We have also built vessels and performed conversion or repair services for local and state governments, either directly or as a subcontractor. Revenue derived from U.S. government customers accounted for approximately 13.0%, 11.7%, and 10.8% of our total revenue in 2003, 2002 and 2001, respectively. Government contracts accounted for approximately 73.8%, 84.9%, and 52.9% of our backlog at December 31, 2003, 2002 and 2001, respectively. Government contracts are generally subject to strict competitive bidding requirements. In addition, the number of vessels that are purchased by governments varies with their budgets and the appropriation of government funds. We cannot predict whether we will be able to secure new government contracts. If we do not secure new government contracts, our revenues and profits could decline substantially. This risk factor has assumed increased importance for our operations in recent years, as the proportion of our government work has risen due primarily to the decline in Gulf of Mexico oil and gas activity.

Our internal expansion projects may not produce the revenues and profits that we anticipate.

We recently completed a new drydock, an extension of a fabrication building in our Morgan City shipyard, expanded our repair and conversion services with the addition of Conrad Deepwater and expanded into the aluminum marine fabrication, repair and conversion market through our subsidiary Conrad Aluminum. Although these projects so far have had a positive impact on our revenues, the impact has not been sufficient to offset our corresponding increases in fixed costs. We cannot predict whether or when these projects will result in increased profits for our company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have only recently expanded into the aluminum marine fabrication, repair and conversion business and our expansion may not be successful or profitable. In addition, we are pursuing contracts with foreign customers, which involves new risks for our company.

Expansion into a new business involves numerous risks and uncertainties. These include whether we will be able to attract customers from our competitors which will be more experienced, whether we will be able to attract and retain a workforce that can perform efficiently and effectively, whether our facility adequately meets the needs of potential customers and whether we will be able to bid and perform on contracts profitably. In addition, in our aluminum business we are pursuing contracts with foreign customers including foreign governments. This exposes our company to new risks, as all of our customers in the last three fiscal years have been domiciled exclusively in the United States and Puerto Rico. Risks in dealing with foreign customers include:

•	potential increased credit risk and difficulties in collecting amounts due;

•	unfamiliarity with laws and customs of foreign jurisdictions;

•	currency exchange rate fluctuations, if we were to agree to accept payment other than in U.S. dollars;

•	insurrection or war that may disrupt or limit our relationships with our foreign customers; and

•	government expropriation or nullification of contracts.

U.S. government-imposed export restrictions or trade sanctions, under the Export Administration Act, the Trading with the Enemy Act or similar legislation or regulation may also prohibit or restrict our relationships with foreign customers.

Our repair business has high fixed costs, which can adversely affect our margins and profits.

Our repair business has high fixed costs primarily associated with the depreciation of facilities, floating drydocks and the marine travel lift. As a result, our margins and profits are adversely affected when the volume of our work declines. These fixed costs have been increased by our expansion into the aluminum business and the opening of our Conrad Deepwater yard.

Measures we may take to respond to a slowdown in new construction or repair projects due to a deterioration in general economic conditions or in our customers’ industries may not be sufficient to prevent a decline in earnings.

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

•	unanticipated variations in labor and equipment productivity over the term of a contract;

•	unanticipated increases in costs of materials, labor and indirect expenses; and

•	errors in estimates and bidding.

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

A decline in general economic conditions or a deterioration in the financial condition of a particular customer or that customer’s industry can increase our customer credit risk, which may adversely affect our profits.

Although varying contract terms may be negotiated on a case-by-case basis, our commercial and government construction contracts ordinarily provide for a down payment, with progress payments at specified stages of construction and a final payment upon delivery. Conversely, repair and conversion customers are typically billed upon completion of the work performed. If we are unable to collect an account receivable in the amount we have estimated to be collectible, we must recognize a charge to earnings that is in effect a reversal of previously recorded profits.

The loss of a significant customer could result in a substantial loss of revenue.

A relatively small number of customers have historically generated a large portion of our revenue, although not necessarily the same customers from year to year. For the years ended December 31, 2003, 2002 and 2001, our ten largest customers collectively accounted for 75.3%, 68.5% and 74.8% of our revenues, respectively. The loss of a significant customer could result in a substantial loss of revenue and significantly reduce our earnings. See “Business—Customers.”

We have actively pursued acquisition opportunities, but may not be able to complete acquisitions on terms we find acceptable. Any completed acquisitions may not produce the financial results we anticipate.

We often pursue acquisition opportunities that we identify or are presented to us. However, we may not be able to find sellers willing to sell to us at prices and on other terms we find acceptable, and/or we may not be able to obtain financing on terms we find acceptable. We may need additional debt or equity financing to complete an acquisition, which may result in increased leverage and/or dilution of existing stockholders’ interests. In addition, any acquisitions that we complete may not produce the financial results we anticipated. We have not made any acquisitions since our acquisition of Orange Shipbuilding Company, Inc. in December 1997.

From time to time, we may not be able to hire sufficient numbers of trained shipyard workers. Any labor shortage may increase our cost of labor, limit our production capacity and materially decrease our earnings.

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

Our backlog is based on unearned revenue attributable to projects for which a customer has authorized us to begin work or purchase materials. Our contracts with commercial customers generally do not permit the customer to terminate the contract. However, some of our government projects included in our backlog are subject to change or termination at the option of the customer. In the case of a termination, the government is generally required to pay us for work performed and materials purchased through the date of termination and, in some cases, pay us termination fees. Our backlog of $43.6 million at December 31, 2003 was attributable to 14 projects, of which 73.8% was attributable to ten government projects. Either the change or termination of those contracts could substantially change the amount of backlog currently reported and could substantially decrease our revenue and earnings.

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

We are exposed to the risk of changing interest rates. Interest on all of our long-term debt is variable and based on short-term market rates. An increase in market rates may adversely affect our profits.

Interest on all of our long-term debt (including current maturities) totaling $16.5 million with an average interest rate of 3.06% at December 31, 2003, was variable based on short-term market rates. As a result, an increase in short-term interest rates could adversely affect our profits. For example, a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $165,000 per year if we were to maintain the same debt level and structure.

Our principal stockholders may control the outcome of stockholder voting.

J. Parker Conrad, John P. Conrad, Jr. and Katherine Conrad Court own or control through trusts 3,680,651 shares of our common stock, or 50.9% of the outstanding shares of our common stock. In addition, our executive officers and directors and their affiliates as a group, which includes J. Parker Conrad and John P. Conrad, beneficially own approximately 2,329,675 shares or 31.9% of our common stock. If they act in concert, these holders will be able to exercise control over our affairs, elect our entire board of directors, and control substantially all matters submitted to a vote of our stockholders. The interests of these holders may differ from the interests of our minority stockholders, and they may vote their shares in a manner adverse to our minority stockholders.

Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock.

Of the 7,235,954 shares of our common stock currently outstanding, approximately 3.4 million shares are freely tradable. The remaining outstanding shares may be resold publicly only following their registration under the Securities Act of 1933, as amended, or under an available exemption. We provided registration rights to each of our stockholders prior to our initial public offering, including three demand registration rights and specified piggyback registration rights, which currently apply to approximately 4.4 million shares.

As of December 31, 2003, we also have outstanding options to purchase up to a total of 355,175 shares of our common stock that we granted to some of our directors, executive officers and key employees. We have registered all the shares subject to these options under the Securities Act. These shares generally are freely tradable after their issuance to persons who are not our affiliates unless we contractually restrict their resale.

In addition, the average daily trading volume in our common stock for 2003 was 3,418 shares. The availability of a large block of stock for sale in relation to our normal trading volume can result in a decline in the market price of our common stock.

Among other things, a decline in the price of our common stock can adversely affect our ability to raise equity capital in the future and to complete acquisitions using our common stock.

Some provisions of our corporate documents and Delaware law may discourage a takeover.

Our Amended and Restated Certificate of Incorporation (the “Charter”) and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. Specifically, our Charter:

•	authorizes the issuance of “blank check” preferred stock;

•	divides our board into three classes, the members of which serve three-year terms;

•	provides that directors may only be removed for cause and then only by the vote of the holders of a majority of our outstanding capital stock;

•	establishes advance notice requirements for director nominations and stockholder proposals to be considered at annual meetings;

•	prohibits stockholder action by written consent; and

•	prohibits stockholders from calling special meetings of stockholders.

In addition, Delaware law restricts specified mergers and other business combinations between us and any holder of 15% or more of our common stock. Delaware law also permits the adoption of a shareholder rights plan without stockholder approval, and during May 2002, we adopted a rights plan. The rights plan is intended to protect stockholder interests in the event we become the subject of a takeover initiative that our board of directors believes could deny our stockholders the full value of their investment. The adoption of the rights plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The plan does not prohibit the board from considering any offer that it considers advantageous to stockholders.

We also have employment agreements with our executive officers that provide for benefits in specified circumstances if there is a change of control of our company. These provisions might hinder, delay or prevent a change of control of our company. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, our outstanding stock options vest and become exercisable upon a change of control.

We do not intend to pay dividends in the near future.

We currently intend to retain any earnings to meet our working capital needs and to finance the growth of our business. In addition, our loan agreement prohibits us from paying dividends. Accordingly, an investor in our common stock should not expect to receive periodic income from an investment in our common stock.

Risks Related to our Industry

Our business is highly competitive. As a result, we may lose business and employees to our competitors or may experience lower profit margins than we would in the absence of competition. In addition, we may lose acquisition opportunities to competitors or may pay more for an acquisition than we would in the absence of competition.

The marine vessel construction, conversion and repair business is highly competitive. We compete with a large number of shipbuilders on a national, regional and local basis. Some of our competitors have substantially greater financial resources than we do, and some are public companies or divisions of public companies. We continue to experience significant competitive pressure on pricing and profit margins. We also face competition for acquisition candidates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “Business—Competition.”

Excess capacity in our industry has placed downward pressure on pricing and profit margins.

Since approximately the mid 1980s, the U.S. shipbuilding and repair industry has been characterized generally by substantial excess capacity, which is partly due to the following factors:

•	the significant decline in U.S. Navy shipbuilding spending;

•	the difficulty U.S. shipyards have competing successfully for commercial projects against foreign shipyards, many of which are heavily subsidized by their governments; and

•	the overall decline in the construction of vessels utilized by the offshore oil and gas industry.

These factors have caused competition by U.S. shipyards for domestic commercial projects to increase significantly, resulting in substantial pressure on pricing and profit margins.

The price of steel has increased substantially, which could adversely affect our profits or could cause potential customers to delay projects.

In late 2003, the price of steel began to rise substantially. Sustained higher or further increased steel prices could materially increase our costs and adversely affect our margins and profits or cause potential customers to defer projects. We have not engaged, and currently do not intend to engage, in hedging transactions with respect to these purchase requirements for materials.

Our customers may require us to post bid bonds and performance bonds, which may be difficult to obtain for reasons primarily related to industry conditions or our financial condition.

We believe that general industry conditions have led customers to require performance bonds more often than in the past. Our ability to obtain these bonds from surety companies or other providers depends in part on the bond companies’ assessment of our ability to perform the contracts, our creditworthiness and the economic position of our industry in general. We may not be able to obtain bonds necessary to allow us to bid on contracts for which we would like to submit bids. If we are successful in obtaining bonds, we may not be able to pass through all of the cost of the bonds to our customers.

Federal law favoring U.S. shipyards over foreign shipyards may be modified or rescinded, resulting in greater competition from foreign shipyards that operate with lower costs.

Our commercial shipbuilding opportunities are materially dependent on U.S. laws and regulations, such as:

•	the Jones Act, which requires that vessels transporting products between U.S. ports be constructed by U.S. shipyards; and

•	Title XI of the Merchant Marine Act of 1936, which permits the U.S. government to guarantee financing and provide tax and subsidy programs for vessels built in U.S. shipyards.

The U.S. Congress may reduce or eliminate funding for the Title XI guarantee program. In fact, Congress did not appropriate new funding to the Title XI program during its 2003 session, although there are currently limited funds in the Title XI program with which to provide new subsidies and benefits. We do not know whether Congress will appropriate new funding to the program in the future.

Moreover, legislation seeking to rescind or substantially modify provisions of the Jones Act is also introduced from time to time. We believe that Congress is unlikely to rescind or materially modify the Jones Act in the foreseeable future. However, we can provide no assurance that the Jones Act or other legislation that benefits U.S. shipbuilders will not be modified or rescinded. Many foreign shipbuilders are heavily subsidized by their governments and thus may have significant cost advantages over U.S. shipbuilders. As a result, the elimination or modification of legislation that benefits U.S. shipbuilders may reduce our ability to effectively compete with foreign shipbuilders, causing downward pressure on prices and profit margins and decreased revenues and earnings.

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

We are subject to various federal, state and local environmental laws and regulations. These laws and regulations impose limitations on the discharge of pollutants into the environment and establish standards for the transportation, storage and disposal of hazardous waste. The government may impose significant fines or penalties for violations of these environmental laws and regulations. Some environmental laws impose joint and several “strict liability” for remediation of spills and releases of oil and hazardous substances. Under these laws and regulations, a person may be liable for environmental damages without regard to negligence or fault on the part of that person. As a result, these laws may expose us to liability for the conduct of or conditions caused by others. We may also be liable for our own acts that are or were in compliance with all applicable laws at the time such acts were performed. Environmental laws have historically been subject to frequent change. We are unable to predict the future costs or other future effects of environmental laws on our operations. In addition, any changes in environmental or other laws affecting our business may further increase our costs.

Our business involves operating hazards and risks of liability and lawsuits, and our insurance coverage may be insufficient to cover all losses that we experience.

Our activities involve the fabrication and refurbishment of large steel and aluminum structures, the operation of cranes and other heavy machinery and other operating hazards. These activities can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of a vessel structure after it leaves our shipyard can result in similar injuries and damages. Litigation arising from these occurrences may result in us being named as a defendant in lawsuits asserting significant damages. In addition, our facilities are located in close proximity to the Gulf of Mexico and rivers in flood plains. As a result, our facilities are subject to the possibility of significant physical damage caused by hurricanes or flooding. Although we maintain insurance protection from these events, our insurance coverage may not be sufficient in coverage or effective under all circumstances to protect us against all hazards to which we are subject. In addition, we are named as defendants in litigation from time to time. Litigation against us may have negative outcomes, which we may not anticipate. A successful claim against us for which we are not fully covered by insurance could result in substantial losses to us. In addition, we may not be able to maintain adequate insurance in the future at rates that we consider economically prudent.

The terrorist attacks that took place on September 11, 2001 in the U.S. were unprecedented, and we cannot predict the long-term effect of those attacks on our business.

The September 11, 2001 terrorist attacks in the U.S. and related weakness in the economy in general, and the Gulf of Mexico oil and gas industry in particular, decreased demand for our products and services and had an adverse effect on our financial performance, in the fourth quarter of 2001 and thereafter. Those attacks have resulted, among other things, in increased concern regarding the potential for future attacks and other political and economic uncertainties. The attacks were unprecedented, and we cannot predict their long-term effects on our business.

Item 2: Properties

We conduct our operations at four shipyards, one in Morgan City, Louisiana, two in Amelia, Louisiana, and one in Orange, Texas. All of our new vessel construction is done indoors in well-lighted space specifically designed to accommodate construction of marine vessels up to 350 feet in length. During the past five years, we have made, in the aggregate, approximately $24.4 million of capital expenditures to add capacity and improve the efficiency of our shipyards.

In June 2002, we moved our principal executive offices to approximately 8,700 square feet of leased office space in Morgan City, Louisiana. The current lease term extends through May 2007.

Morgan City Shipyard

We have owned and operated our Morgan City, Louisiana shipyard since 1948. The yard is located on the Atchafalaya River approximately 30 miles from the Gulf of Mexico on approximately 11 acres. The shipyard has 14 buildings containing approximately 125,000 square feet of enclosed building area and ten overhead cranes. In addition, the shipyard has two drydocks, one submersible launch barge, 1,700 linear feet of steel bulkhead, five rolling cranes and two slips. The buildings include offices for management and support personnel as well as three large fabrication warehouses specifically designed to accommodate marine vessel construction. The drydocks consist of two 120-foot by 52- foot drydocks with lifting capacities of 900 tons. During 2002, we completed an extension of one of our fabrication buildings at our Morgan City shipyard at a cost of approximately $800,000. The extension increased our enclosed building space by approximately 15,000 square feet and increased our efficiencies in making pre-fabricated components and in using modular construction techniques.

Amelia Shipyards

We have two facilities in Amelia, Louisiana, which is approximately five miles from Morgan City, Louisiana: Conrad Aluminum and Conrad Deepwater. Conrad Aluminum is located on the Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico on approximately 16 acres. We purchased the yard for approximately $1.0 million in 1996 and commenced marine steel repair and conversion operations there during February 1998. In 2003, we obtained approximately $5.5 million in financing to convert the yard into an aluminum marine fabrication and repair facility capable of serving both commercial and government customers, and commenced our aluminum operations at the facility in the fourth quarter of 2003. The funding was primarily used to construct a 37,500 square foot two-bay building, to purchase a 300 ton travel lift, six overhead cranes and other tools and equipment, and to make improvements to the docks. The facility has a total of seven buildings containing approximately 67,500 square feet of enclosed building area. The site has 2,100 linear feet of bulkhead and two slips. As part of the financing of the expansion, we contributed the facility to the St. Mary Parish Industrial Development Board and have entered into a 15-year lease with an option to extend or repurchase.

Conrad Deepwater is located on the Bayou Boeuf/Intracoastal Waterway approximately 30 miles from the Gulf of Mexico and is within one mile of Conrad Aluminum. The facility is located on a 52-acre previously undeveloped site that we purchased in 2000 for $1.3 million. During 2002 and 2003, we invested approximately $7.0 million developing approximately 14 acres of the site into the new facility. We commenced steel repair and conversion operations at the facility in February 2003. This facility has one building containing approximately 5,400 square feet comprising a stock room and maintenance shop. The site also has 1,100 linear feet of bulkhead and one slip. The facility allows us to handle vessels with deeper drafts than we have historically been able to service at our other facilities. In addition, the infrastructure improvements allow for the potential future additional development of the facility to accommodate vessel construction should the market so dictate.

We currently have the four largest of our six drydocks at Conrad Deepwater. The drydocks consist of two 200-foot by 70-foot drydocks with lifting capacities of 2,400 tons, one 200-foot by 95-foot drydock with a lifting capacity of 3,000 tons and one 280-foot by 160-foot drydock with a lifting capacity of 10,000 tons. We constructed the largest drydock ourselves in 2000 and 2001 for approximately $5.7 million. This allowed us to (1) increase our repair and conversion capacity; (2) lift and compete to repair larger vessels such as derrick and pipe laying barges and the large offshore service vessels recently built for the deep water drilling activities in the Gulf of Mexico; and (3) launch larger new vessel construction projects more competitively.

Orange Shipyard

Our Orange, Texas shipyard is located on the Sabine River approximately 37 miles from the Gulf of Mexico on approximately 12 acres. The shipyard has six construction bays under approximately 110,000 square feet of enclosed building area with 14 overhead cranes. The site also has 150 feet of steel bulkhead and one slip. Our Orange shipyard equipment includes a Wheelabrator, a “gantry” type NC (“Numerical Control”) plasma burner with a 21-foot by 90-foot table, over 60 automatic and semi-automatic welding machines, two rolling cranes, 600, 800 and 1,600-ton transfer/load-out systems and a marine railway with side transfer system. We acquired our Orange shipyard in 1997. See Item 1: Business—Overview—History.

Item 3: Legal Proceedings

Swiftships Shipbuilders, LLC, et. al. vs. Conrad Industries, Inc., 16th Judicial District Court for the Parish of St. Mary. In February 2004, Swiftships Shipbuilders, LLC and two affiliates (collectively, “Swiftships”) brought suit against us, alleging that various of our actions in connection with our expansion into the aluminum marine fabrication and repair business breached in bad faith a confidentiality agreement we entered into when we were considering acquiring Swiftships. The suit also alleges that we conspired with one of our employees who is a former Swiftships employee to breach a confidentiality agreement the employee had with Swiftships as a result of his employment with them. The suit also alleges violations of the Louisiana Uniform Trade Secrets Act, unfair trade practices and fraud. The suit seeks unspecified damages and asks for injunctive relief to prevent further alleged breaches of the confidentiality agreements and misappropriation of trade secrets. The action is in its earliest stages and no formal discovery or depositions have taken place. We believe that the claims are without merit and intend to defend ourselves vigorously.

We are a party to various routine legal proceedings primarily involving commercial claims and workers’ compensation claims. While the outcome of these routine claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings in the aggregate, even if determined adversely, would not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4: Submission of Matters to Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share (the “Common Stock”), is traded on the NASDAQ National Market System under the symbol “CNRD.” At March 19, 2004, there were approximately 710 record holders of the Common Stock.

The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the NASDAQ National Market, for each fiscal quarter during the last two fiscal years.

Fiscal Year 2003	High	Low
First Quarter	$2.76	$2.26
Second Quarter	3.12	2.25
Third Quarter	3.15	2.25
Fourth Quarter	3.29	2.25

Fiscal Year 2002	High	Low
First Quarter	$5.30	$3.41
Second Quarter	5.10	3.75
Third Quarter	4.19	2.47
Fourth Quarter	3.84	1.96

We currently intend to retain all of our earnings, if any, to meet our working capital requirements and to finance the expansion of our business. Accordingly, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, our loan agreement prohibits us from paying dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6: Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2003 are derived from our historical audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data
Revenues	$33,429	$41,023	$46,904	$38,516	$32,555
Cost of revenue	32,770	35,657	37,017	29,168	25,618

Gross profit	659	5,366	9,887	9,348	6,937
Selling, general and administrative expenses	4,702	4,815	5,077	4,661	3,857
Impairment of goodwill (1)	4,000	—	—	—	—
Terminated acquisition costs (2)	—	350	—	—	—
Executive compensation (3)	—	—	2,613	—	—

(Loss) income from operations	(8,043)	201	2,197	4,687	3,080
Interest and other income (expense), net	(399)	(182)	(49)	31	(326)

(Loss) income before income taxes	(8,442)	19	2,148	4,718	2,754
(Benefit) provision for income taxes	(1,613)	23	1,115	2,021	1,252

(Loss) income before cumulative effect of change in accounting principle	(6,829)	(4)	1,033	2,697	1,502
Cumulative effect of change in accounting principle (1)	—	4,500	—	—	—

Net (loss) income	$(6,829)	$(4,504)	$1,033	$2,697	$1,502

Net (Loss) Income Per Common Share Before Cumulative Effect of Change in Accounting Principle
Basic	$(0.94)	$(0.00)	$0.14	$0.38	$0.21
Diluted	$(0.94)	$(0.00)	$0.14	$0.38	$0.21
Net (Loss) Income Per Common Share
Basic	$(0.94)	$(0.62)	$0.14	$0.38	$0.21
Diluted	$(0.94)	$(0.62)	$0.14	$0.38	$0.21
Weighted Average Common Shares Outstanding
Basic	7,234	7,230	7,129	7,067	7,078
Diluted	7,234	7,230	7,149	7,076	7,078
Statement of Cash Flows Data
Cash provided by operating activities	$1,534	$613	$4,098	$8,457	$4,520
Cash used in investing activities	$(7,800)	$(5,311)	$(4,776)	$(6,692)	$(744)
Cash provided by (used in) financing activities	$4,251	$4,216	$4,074	$(2,504)	$(2,598)
Other Financial Data
Depreciation & amortization	$2,175	$1,861	$2,326	$2,199	$2,263
Capital expenditures	$6,888	$5,767	$4,320	$6,692	$744
EBITDA (1)(4)	$(5,832)	$2,101	$4,667	$7,303	$5,656
EBITDA margin (5)	-17.4%	5.1%	10.0%	19.0%	17.4%
Operating profit margin (6)	-24.1%	0.5%	4.7%	12.2%	9.5%

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data
Working capital	$5,024	$9,447	$9,312	$4,107	$8,163
Property, plant & equipment, net	$34,156	$29,430	$25,486	$22,675	$17,377
Total assets	$53,916	$53,841	$52,574	$47,964	$45,120
Long term debt, including current portion	$16,506	$13,223	$9,007	$4,806	$7,314
Shareholders’ equity	$25,392	$32,215	$36,696	$34,685	$31,984

(1)	We recorded non-cash charges of $4.0 million (as an operating charge) and $4.5 million (as a cumulative effect of a change in accounting principle) in 2003 and 2002, respectively, resulting from the impairment of goodwill in accordance with Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” as detailed in Note 1 to the financial statements.
(2)	Represents deferred acquisition costs related to the terminated proposed acquisition of Swiftships Shipbuilders, LLC and Swiftships Technologies LLC as detailed in Note 8 to the financial statements.
(3)	For 2001, represents non-recurring executive compensation expense incurred in the third quarter related to the issuance of shares of common stock, forgiveness of notes and related interest, severance payment and cash bonuses to William H. Hidalgo, our former President and Chief Executive Officer, and Cecil A. Hernandez, our former Vice President—Finance and Administration and Chief Financial Officer as detailed in the notes to the financial statements.
(4)	Represents earnings before deduction of interest, taxes, depreciation and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. We have included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company’s historical ability to incur and service debt. EBITDA as defined and measured by us may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA for the periods presented (in thousands):

	2003	2002	2001	2000	1999
Net cash provided by operating activities	$1,534	$613	$4,098	$8,457	$4,520
Interest expense	435	221	193	386	639
(Benefit) provision for income taxes	(1,613)	23	1,115	2,021	1,252
Deferred income tax provision (benefit)	173	(3)	(174)	(93)	137
Impairment of goodwill	(4,000)	—	—	—	—
Executive compensation expense	—	—	(1,547)	—	—
Other	23	(19)	(153)	—	(13)
Changes in operating assets and liabilities	(2,384)	1,266	1,135	(3,468)	(879)

EBITDA	$(5,832)	$2,101	$4,667	$7,303	$5,656

(5)	Represents EBITDA as a percentage of revenues.
(6)	Represents income from operations as a percentage of revenues.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K.

Overview

We specialize in the construction, conversion and repair of a wide variety of steel and aluminum marine vessels for commercial and government customers. For 2003, our new construction segment accounted for 67.5% of our total revenue and our repair and conversion segment accounted for 32.5% of our total revenue. The demand for our products and services is dependent upon a number of factors, including the economic condition of our customers and markets, the age and state of repair of the vessels operated by our customers and the relative cost to construct a new vessel as compared with repairing an older vessel. A significant portion of our historical revenues has been derived from customers in the Gulf of Mexico oil and gas industry. Accordingly, demand for our products and services has been adversely impacted since the latter part of 1998 by decreased activity in that industry. This decreased demand has adversely affected our revenues, margins and profits, particularly in our repair and conversion segment, but also in our new construction segment. Although oil and gas prices have been relatively high for the last several years, there has not been a corresponding increase in exploration, drilling or production activity in the Gulf of Mexico. We cannot predict whether and if so when these activities in the Gulf of Mexico will increase.

Although there has been a decline in new construction opportunities in the Gulf of Mexico oil and gas industry, we have been successful in securing work from government sources. Government contracts accounted for approximately 73.8%, 84.9%, and 52.9% of our backlog at December 31, 2003, 2002 and 2001, respectively. Energy contracts accounted for approximately 6.3%, 9.9% and 32.3% of our backlog at December 31, 2003, 2002 and 2001, respectively, and other commercial contracts accounted for approximately 19.9%, 5.2% and 14.7% of our backlog at December 31, 2003, 2002 and 2001, respectively. Our backlog was $43.6 million at December 31, 2003 as compared to $36.2 million at December 31, 2002.

The depressed conditions in the Gulf of Mexico oil and gas industry have caused a reduction in our labor hours and have adversely affected our financial performance. Our repair business has high fixed costs primarily associated with depreciation of facilities, floating drydocks and the marine travel lift. As a result, our margins and profits are adversely affected when the volume of our work declines. These fixed costs have been increased by our expansion into the aluminum business and the opening of our new Conrad Deepwater repair yard. The reduced demand and resulting increased competition have led us to bid some work from time to time at margins lower than we would have been willing to accept historically. In addition, we have experienced inefficiencies associated with the shift in the nature of our backlog to primarily government work which requires more administrative functions than our traditional commercial customers.

We have responded to these challenges by, among other things, aggressively reducing our costs, pursuing new business opportunities, and seeking to operate more efficiently. In September 2003, we implemented an aggressive cost reduction plan, designed to achieve approximately $1 million in savings on an annualized basis. This plan includes among other items a 5% salary reduction for management and an increase in employee contributions for health insurance. In addition, we were able to obtain better rates on some of our insurance programs, and have also increased the deductible on our workers’ compensation program to take advantage of our excellent safety performance. In addition, effective March 1, 2004, we amended our employment agreements with our executive officers. The amended agreements extend employment of the officers through December 31, 2005 and reduce the salaries by $229,000 in the aggregate from the levels in the prior agreements (including the 5% salary reduction referred to above). We will continue to seek out other opportunities to reduce costs.

We recorded non-cash charges of $4.0 million (as an operating charge) and $4.5 million (as a cumulative effect of a change in accounting principle) in 2003 and 2002, respectively, resulting from the impairment of goodwill in accordance with Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” as detailed in Note 1 to the financial statements and discussed further below.

Our new construction projects generally range from one month to twelve months in duration. We use the percentage-of-completion method of accounting and therefore take into account the estimated costs, estimated earnings and revenue to date on fixed-price contracts not yet completed. The amount of revenue recognized is based on the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete the project. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of cost incurred during the period plus the fee earned.

Most of the contracts we enter into for new vessel construction, whether commercial or governmental, are fixed-price contracts under which we retain all cost savings on completed contracts but are liable for all cost overruns. We develop our bids for a fixed price project by estimating the amount of labor hours and the cost of materials necessary to complete the project and then bid the projects in order to achieve a sufficient profit margin to justify the allocation of our resources to such project. Our revenues therefore may fluctuate from period to period based on, among other things, the aggregate amount of materials used in projects during a period and whether the customer provides materials and equipment. We perform many of our conversion and repair services on a time and materials basis pursuant to which the customer pays a negotiated labor rate for labor hours spent on the project as well as the cost of materials plus a margin on materials purchased. Repair projects may take a few days to a few weeks, although some extend for a longer period.

In late 2003, the price of steel began to increase substantially. Although this increase did not have a material effect on our operations in 2003, sustained higher or further increased steel prices could materially increase our costs and adversely affect our margins and profits or cause potential customers to defer projects. We have not engaged, and currently do not intend to engage, in hedging transactions for our steel purchase requirements.

Results of Operations

	Years Ended December 31,
	2003		2002		2001
Financial Data:
Revenue
Vessel construction	$22,573	67.5%	$30,814	75.1%	$33,610	71.7%
Repair and conversions	10,856	32.5%	10,209	24.9%	13,294	28.3%

Total revenue	33,429	100.0%	41,023	100.0%	46,904	100.0%

Cost of revenue
Vessel construction	22,515	99.7%	26,826	87.1%	26,677	79.4%
Repair and conversions	10,255	94.5%	8,831	86.5%	10,340	77.8%

Total cost of revenue	32,770	98.0%	35,657	86.9%	37,017	78.9%

Gross profit
Vessel construction	58	0.3%	3,988	12.9%	6,933	20.6%
Repair and conversions	601	5.5%	1,378	13.5%	2,954	22.2%

Total gross profit	659	2.0%	5,366	13.1%	9,887	21.1%
S G & A expenses	4,702	14.1%	4,815	11.7%	5,077	10.8%
Impairment of goodwill (1)	4,000	12.0%	—	0.0%	—	0.0%
Terminated acquisition costs (2)	—	0.0%	350	0.9%	—	0.0%
Executive compensation (3)	—	0.0%	—	0.0%	2,613	5.6%

(Loss) income from operations	(8,043)	-24.1%	201	0.5%	2,197	4.7%
Interest expense	435	1.3%	221	0.5%	193	0.4%
Other income, net	(36)	-0.1%	(39)	-0.1%	(144)	-0.3%

(Loss) income before income taxes	(8,442)	-25.3%	19	0.0%	2,148	4.6%
Income tax (benefit) provision	(1,613)	-4.8%	23	0.1%	1,115	2.4%

(Loss) income before cumulative effect of change in accounting principle	(6,829)	-20.4%	(4)	0.0%	1,033	2.2%
Cumulative effect of change in accounting principle (1)	—	0.0%	(4,500)	-11.0%	—	0.0%

Net (loss) income	$(6,829)	-20.4%	$(4,504)	-11.0%	$1,033	2.2%

EBITDA (1) (4)	$(5,832)	-17.4%	$2,101	5.1%	$4,667	10.0%

Net cash provided by operating activities	$1,534		$613		$4,098

Net cash used in investing activities	$(7,800)		$(5,311)		$(4,776)

Net cash provided by financing activities	$4,251		$4,216		$4,074

Operating Data: Labor Hours	419		471		623

(1)	We recorded non-cash charges of $4.0 million (as an operating charge) and $4.5 million (as a cumulative effect of a change in accounting principle) in 2003 and 2002, respectively, resulting from the impairment of goodwill in accordance with Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” as detailed in Note 1 to the financial statements.
(2)	Represents deferred acquisition costs related to the terminated proposed acquisition of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC as detailed in Note 8 to the financial statements.
(3)	For 2001 represents non-recurring executive compensation expense incurred in the third quarter related to the issuance of shares of common stock, forgiveness of notes and related interest, severance payment and cash bonuses to executives as detailed in Note 6 to the financial statements.

(4)	Represents earnings before deduction of interest, taxes, depreciation and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. We have included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company’s historical ability to incur and service debt. EBITDA as defined and measured by us may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA for the periods presented (in thousands):

	2003	2002	2001
Net cash provided by operating activities	$1,534	$613	$4,098
Interest expense	435	221	193
(Benefit) provision for income taxes	(1,613)	23	1,115
Deferred income tax provision (benefit)	173	(3)	(174)
Impairment of goodwill	(4,000)	—	—
Executive compensation expense	—	—	(1,547)
Other	23	(19)	(153)
Changes in operating assets and liabilities	(2,384)	1,266	1,135

EBITDA	$(5,832)	$2,101	$4,667

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

During the year ended December 31, 2003, we generated revenue of $33.4 million, a decrease of approximately $7.6 million, or 18.5%, compared to $41.0 million generated for 2002. The decrease was due to a $8.2 million (26.7%) decrease in vessel construction revenue to $22.6 million for 2003 compared to $30.8 million for 2002 partially offset by an increase of $647,000 (6.3%) in repair and conversion revenue to $10.9 million for 2003 compared to $10.2 million for 2002. The decrease in revenue for the current year is primarily a result of a decrease in production hours attributable to decreased oil and gas activity. The decrease in revenue is also a result of difficulties we experienced in completing a commercial project for four vessels, and the disruptive effects this caused on other vessels being built concurrently in the same yard, described in more detail in the next paragraph. During 2003, the actual labor hours incurred to complete these vessels exceeded our previous estimates, which resulted in less revenue per labor hour in 2003 on those vessels. In addition, although we had a significant backlog in our new construction segment throughout 2003, a significant contract in our backlog was in the design phase and did not transition into production until the fourth quarter, later than we expected. As a result, vessel construction hours decreased 20.4% compared to 2002 while repair and conversion hours increased by 3.5% when compared to 2002. Vessel construction revenue was 67.5% of total revenue compared to 75.1% for 2002 and repair and conversion revenue was 32.5% of total revenue compared to 24.9% in 2002. For 2003, 49.2% of revenue was government related, 37.0% was energy and 13.8% was other commercial. This compares to 19.9% government, 59.4% energy and 20.7% other commercial in 2002.

Gross profit was $659,000 (2.0% of revenue) for 2003 as compared to gross profit of $5.4 million (13.1% of revenue) for 2002. Vessel construction gross profit decreased $3.9 million, or 98.5%, for 2003 compared to $4.0 million for 2002. Repair and conversion gross profit decreased $777,000, or 56.4%, for 2003 compared to $1.4 million for 2002. Vessel construction gross profit was depressed as a result of an additional charge recorded in 2003 of approximately $372,000 related to losses on a commercial contract for four vessels that was completed during 2003. Constructing the hulls of the four vessels was more complex than we anticipated and resulted in delays and increased costs in completing this contract. In addition, delays in completing this contract interrupted our previously planned sequence of work on other projects being completed concurrently in the same yard and prevented us from performing those contracts as efficiently as we had anticipated in our bids. As a result, the costs incurred to complete those contracts exceeded our previous estimates, which further reduced our vessel construction gross profit and margins. In addition, the vessel construction segment was negatively impacted as a result of a significant decrease in production hours associated with less demand for commercial vessel construction jobs as discussed above. The decrease in production hours was also a result of a delay in transition from design to production on a significant contract in our backlog. This decrease in hours provided a lower base for overhead absorption, further depressing our margins. Vessel construction gross profit margins decreased to 0.3% for 2003, compared to gross profit margins of 12.9% for 2002.

Repair and conversion gross profit for 2003 was negatively impacted by disruptions associated with the transition and relocation of our core repair and conversion operations to Conrad Deepwater. In addition, the gross margins were depressed as a result of increases in the estimated costs at completion on a significant fixed price repair and conversion contract that was scheduled for delivery during this transition period. Current year repair segment operations also reflect the increased fixed costs associated with the additional capacity at Conrad Deepwater, which has not generated to date significant increased utilization. Repair and conversion gross profits margins were 5.5% for 2003, compared to gross profit margins of 13.5% for 2002.

Selling, general and administrative expenses (“SG&A”) decreased $113,000, or 2.3%, to $4.7 million (14.1% of revenue) for 2003, as compared to $4.8 million (11.7% of revenue) for 2002. The decrease in SG&A was due primarily to decreases in legal and accounting expenses, the elimination of employee bonuses and the cost reduction plan discussed above which was implemented in the latter part of 2003. The decreases were partially offset by start-up costs associated with our expansion into aluminum marine fabrication and repair.

Interest expense increased $214,000 to $435,000 for 2003 as compared to interest expense of $221,000 for 2002. The increase is primarily the result of an increase in the average outstanding loan balance associated with our expansion into aluminum marine fabrication and repair and the development of Conrad Deepwater. We expect interest expense to increase in 2004 as a result of an increase in the variable interest rates on the Term and Development Loans, described in “Liquidity and Capital Resources” below.

We had an income tax benefit of $1.6 million for 2003, compared to income taxes of $23,000 for 2002. The decrease in income tax expense is primarily attributable to the loss from operations as discussed above.

During 2002, we completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of our reporting units, as defined under SFAS No. 142, with its respective carrying amount. If the carrying amount exceeded the fair value of a reporting unit, we were required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, we were required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit’s goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in our recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in our Consolidated Statement of Operations for the twelve months ended December 31, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

During the first quarter of 2003, we completed our annual update of the impairment test as prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the goodwill impairment test indicated that the fair value of each of our reporting units exceeded its respective carrying amount. As no impairment was indicated, the second step of the test, as defined under SFAS No. 142, was not required to be performed.

As a result of deteriorating market conditions, rising steel prices and a reduction in the committed future funding of the U.S. Army ST Tug program, operating profits and cash flows were lower than expected in the latter half of 2003. Based on these trends, the future earnings forecast was revised and, in December 2003, a non-cash goodwill impairment charge of $4.0 million was recognized in the Orange Shipbuilding reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows. As required by SFAS No. 142, the $4.0 million charge is reflected in our income/(loss) from operations. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. As of December 31, 2003 our goodwill amounted to $4.1 million, all attributable to our Orange Shipbuilding reporting unit.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

During the year ended December 31, 2002, we generated revenue of $41.0 million, a decrease of approximately $5.9 million, or 12.5%, compared to $46.9 million generated for 2001. The decrease was due to a $2.8 million (8.3%) decrease in vessel construction revenue to $30.8 million for 2002 compared to $33.6 million for 2001 and a decrease of $3.1 million (23.2%) in repair and conversion revenue to $10.2 million for 2002, compared to $13.3 million for 2001. The decrease in revenue for 2002 was primarily a result of a decrease in production hours attributable to decreased oil and gas activity. Vessel construction hours decreased 21.6% in 2002 compared to 2001 while repair and conversion hours were lower by 28.5% when compared to 2001. Vessel construction revenue was 75.1% of total revenue in 2002 compared to 71.7% for 2001 and repair and conversion revenue was 24.9% of total revenue in 2002 compared to 28.3% in 2001. For 2002, 59.4% of revenue was energy related, 19.9% was government and 20.7% was other commercial. This compares to 66.8% energy, 11.7% government and 21.5% other commercial in 2001.

Gross profit was $5.4 million (13.1% of revenue) for 2002 as compared to gross profit of $9.9 million (21.1% of revenue) for 2001. Vessel construction gross profit decreased $2.9 million, or 42.5%, for 2002 compared to $6.9 million for 2001. Repair and conversion gross profit decreased $1.6 million, or 53.4%, for 2002 compared to $3.0 million for 2001. Vessel construction gross profit was negatively impacted by a charge of approximately $150,000 related to anticipated losses on a commercial contract in progress for four vessels. Constructing the hulls of the vessels was more complex, and resulted in more costs, than we anticipated when we bid for the contract. In addition, the decline in the gross profit of both segments was attributable to a decrease in production hours as discussed above due to less demand for vessel construction and repair and conversion jobs. Vessel construction gross profit margins decreased to 12.9% for 2002, compared to gross profit margins of 20.6% for 2001. Repair and conversion gross profits margins were 13.5% for 2002, compared to gross profit margins of 22.2% for 2001.

Selling, general and administrative expenses (“SG&A”) decreased $262,000, or 5.2%, to $4.8 million (11.7% of revenue) for 2002, as compared to $5.1 million (10.8% of revenue) for 2001. The decrease in SG&A was due primarily to the elimination of goodwill amortization expense due to the adoption of SFAS No. 142 (approximately $0.8 million in 2001), as discussed in Note 1 to our consolidated financial statements, offset by an increase in depreciation and consulting expenses related to an implementation of a new enterprise business system and an increase in legal and accounting expenses.

Interest expense increased $28,000 to $221,000 for 2002 as compared to interest expense of $193,000 for 2001. The increase was primarily the result of an increase in the average outstanding loan balance partially offset by the capitalization of interest related to the development of Conrad Deepwater.

We had income tax expense of $23,000 for 2002, compared to income taxes of $1.1 million for 2001. The decrease in income tax expense was primarily attributable to the decrease in income from operations as discussed above.

During the second quarter of 2002, we completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142, resulting in our recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. For additional information, see the discussion of our 2003 results of operations above. The recording of this non-cash charge for the impairment of goodwill resulted in a net loss of $4.5 million for 2002.

Liquidity and Capital Resources

Net cash provided by operations was $1.5 million, $0.6 million, and $4.1 million for 2003, 2002, and 2001, respectively. The increase in 2003 was primarily a result of a decrease in net change in billings related to cost and estimated earnings on uncompleted contracts and increases in accounts payable and accrued expenses partially offset by decreases in net income and increases in accounts receivable, inventory and other assets. The decrease in 2002 was primarily a result of a decrease in net income, increases in accounts receivable and net change in billings related to cost and estimated earnings on uncompleted contracts partially offset by decreases in inventory and other assets and increases in accounts payable and accrued expenses. We borrowed funds in 2003 and in recent years primarily to expand our facilities and to fund the Orange acquisition, and not for working capital purposes. We had net increases in debt of $3.3 million and $4.2 million in 2003 and 2002, respectively. Our working capital position was $5.0 million and $9.4 million at December 31, 2003 and 2002, respectively.

Capital expenditures for 2003 were approximately $6.9 million, including $4.5 million for the development of Conrad Aluminum, $2.0 million for the completion of Conrad Deepwater, and approximately $400,000 for improvements to other facilities and equipment. Capital expenditures were $5.8 million for 2002 of which approximately $4.1 million was for the development of Conrad Deepwater, $680,000 was for the completion of the expansion of a construction fabrication building in Morgan City, Louisiana, and $1.0 million was for improvements to other facilities and equipment. For additional information on our internal expansion activities, see Item 1: Business—Overview—Internal Expansion. For 2004, the Board of Directors has approved approximately $638,000 in capital expenditures for the repair and upgrade of existing facilities in addition to the completion of the aluminum facility expansion. As of December 31, 2003, we had an outstanding commitment of $683,000 related to the construction of Conrad Aluminum. Substantially all of this commitment is expected to be paid within the next twelve months. Otherwise, we have no significant commitments for capital expenditures in 2004.

Net cash provided by financing activities was $4.3 million for 2003 which included borrowings of $5.2 million, the repayment of debt of $1.9 million and proceeds from the grant from the State of Louisiana of $1.0 million. The additional borrowing was predominantly related to the $4.0 million of long-term financing for our expansion into the aluminum marine construction and repair business.

During 2002, we borrowed $5.5 million in additional long-term debt resulting in a total outstanding balance at December 31, 2002 of $13.2 million. The additional borrowing was arranged to provide long-term financing on recent capital additions, which included the development of Conrad Deepwater.

We have a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rates are variable, and interest accrues at our option either at the JPMorgan Chase prime rate or LIBOR plus 2.25%. The Loan Agreement is secured by substantially all of our assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement, a debt to tangible net worth requirement, a minimum tangible net worth requirement, and a debt service coverage ratio that could limit our use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits us from paying dividends without the consent of the lender and restricts our ability to incur additional indebtedness. Subsequent to December 31, 2003, the Loan Agreement was amended to relax some of the financial covenants and to increase the margin on LIBOR rate loans from 200 basis points to 225 basis points. We are in compliance with these revised covenants.

At December 31, 2003, the Term Loan was payable in 16 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million due on May 31, 2005. At December 31, 2003, the Term Loan balance outstanding was $6.4 million and the interest rate was 2.91%. Subsequent to December 31, 2003, the principal repayment schedule of the Term Loan was amended to extend the final payment date to May 31, 2007 such that a final payment of $2.3 million will be due on May 31, 2007 and the monthly principal payments of $107,000 plus interest remain unchanged.

The Revolving Credit Facility permits us to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2005. Subsequent to December 31, 2003, the maturity date of the facility was extended from May 31, 2004 to May 31, 2005. No draws were outstanding as of December 31, 2003.

On July 18, 2002 we entered into the Development Loan which provided financing totaling $6.7 million to fund the development of Conrad Deepwater. The Development Loan included a revolver that converted to a term loan. Payments under the revolver included interest only payments until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest, with a final balloon payment of $3.9 million due on May 31, 2007. At December 31, 2003, the Development Loan balance outstanding was $6.2 million and the interest rate was 3.16%.

In July 2003, we completed the financing for our expansion into the aluminum marine fabrication, repair and construction business. The financing includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, we contributed to the Industrial Development Board the land and buildings at the Conrad Aluminum yard and are leasing them back along with the items purchased with the bond proceeds, with a right to repurchase the facility or extend the lease. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in our property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Our parent company and all of our subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.17% until March 12, 2004, at 3.11% until June 11, 2004, and thereafter, at our option, at either the JPMorgan Chase prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) the prime rate minus one percent. Remaining industrial revenue bond proceeds of approximately $937,000 restricted for use on the aluminum facility expansion are included under the caption “Other Assets” on our consolidated balance sheet for the year ended December 31, 2003.

The $1.5 million EDAP grant requires us to create a total of 224 new jobs by December 31, 2006 and sustain that level through December 31, 2012. If we fail to meet the job creation objectives, the state may recover related portions of the grant. As of December 31, 2003, approximately $1.4 million of equipment had been purchased with grant proceeds. Accordingly, a $1.4 million liability was included under the caption “Other Non-Current Liabilities” on our consolidated balance sheet for the year ended December 31, 2003. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by us with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in our property, plant and equipment on our consolidated balance sheet for the year ended December 31, 2003.

The table below sets out our cash contractual obligations at December 31, 2003 (in thousands). Each contractual obligation included in the table contains various terms, conditions and covenants which, if violated, accelerate the payment of that obligation.

	Payment Due by the Year Ending
Contractual Obligation	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt
Term loan (1)	$6,439	$1,284	$5,155	$—	$—	$—	$—
Development loan	6,178	696	696	696	4,090	—	—
Industrial revenue bonds	3,889	267	267	267	267	267	2,554

	$16,506	$2,247	$6,118	$963	$4,357	$267	$2,554

(1)	Subsequent to December 31, 2003, the principal repayment schedule of the Term Loan was amended to extend the final payment date to May 31, 2007 such that a final payment of $2.3 million will be due on May 31, 2007 and the monthly principal payments of $107,000 plus interest remain unchanged.

As of December 31, 2003, we had an outstanding commitment of $683,000 for the construction of our new aluminum marine fabrication, repair and conversion facility in Amelia, Louisiana.

During 2003, we amended our employment agreements with our executive officers as part of an aggressive cost reduction plan, designed to achieve approximately $1 million in savings on an annualized basis. These amendments reduced the salaries of the executive officers by 5%. In addition, subsequent to December 31, 2003, we further amended our employment agreements with our executive officers. The amended agreements extend employment of the officers through December 31, 2005 and further reduced the base salaries of the Co-Chairmen of the Board. The total reduction, including the 5% reduction during 2003, was $229,000 in the aggregate from the levels in the agreements in place at December 31, 2002. The current minimum annual total compensation under these amended agreements is $561,500.

In the normal course of our business, we are required to provide letters of credit to secure the payment of workers’ compensation obligations. Additionally, under certain contracts we may be required to provide letters of credit and bonds to secure our performance and payment obligations. At December 31, 2003, outstanding letters of credit and bonds amounted to $46.3 million. We believe that general industry conditions have led customers to require performance bonds more often than in the past. We believe that we have secured adequate bonding for potential future job prospects. Although we believe that we will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms we regard as acceptable, there can be no assurance we will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

Our backlog was $43.6 million at December 31, 2003 as compared to $36.2 million at December 31, 2002. The increase in backlog is primarily attributable to the award of an $8.8 million contract by a commercial customer for the construction of two 5,000 cubic yard dump scows.

Management believes that our existing working capital, cash flows from operations and bank commitments will be adequate to meet our working capital needs for operations and capital expenditures through 2004. We also believe that, barring unforeseen circumstances, we should have sufficient resources to meet our cash needs through 2005 and 2006. Our revolving line of credit expires in May 2005 and although we do not have any amounts drawn on the facility currently, we believe access to a revolving line of credit is an important part of our available cash resources and anticipate seeking to have the maturity extended before it expires. In addition, we have large principal payments becoming due on our long-term debt in 2007 and believe that we may need to refinance some or all of those amounts. Our ability to extend our revolving line of credit and refinance our long-term debt will depend in large part on our financial condition and the condition of the credit markets at the time.

We may pursue acquisition/expansion opportunities we believe are attractive if and when such opportunities arise. The timing, size or success of any acquisition effort and the associated potential capital commitments cannot be predicted.

Due to the relatively low levels of inflation experienced in fiscal 2003, 2002, and 2001, inflation did not have a significant effect on our results in those fiscal years. See “Overview” above in this Item 7 for a discussion of increased steel prices.

Off-Balance Sheet Arrangements

As of, and for our fiscal year ended, December 31, 2003, we did not have any “off-balance sheet arrangements,” as this term is defined in the regulations of the Securities Exchange Commission.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We are engaged in various types of construction under long-term construction contracts. Our financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the estimated cost, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is based on the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete. Contract costs include all direct material, labor, and subcontracting cost, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance costs. Indirect costs are allocated to contracts on the basis of direct labor charges. Revisions in estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts which required the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Significant changes in estimates of cost due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss.

We estimate our allowance for doubtful accounts receivable based on an evaluation of individual customer financial strength, current market conditions, and other information. If our evaluation of our significant customers’ and debtors’ creditworthiness should change or prove incorrect, then we may have to recognize additional allowances in the period that we identify the risk of loss.

Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.

We are required to test the goodwill of our reporting units for impairment on at least an annual basis. Currently, our only goodwill is that associated with our Orange Shipbuilding reporting unit. Our annual test will be performed in the first quarter of 2004, and we have not yet completed the test. In addition to the annual review, we must assess whether goodwill is impaired whenever events or changes in circumstances indicate that the carrying value of goodwill may be greater than fair value. Factors that could trigger an impairment review include (1) significant underperformance relative to historical or projected future operating results, and (2) significant negative industry or economic trends.

New Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. We implemented SFAS No. 143 on January 1, 2003, as required, and it did not have a material effect on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We implemented SFAS No. 145 on January 1, 2003, and it did not have a material impact on our consolidated financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities,” which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructuring, discontinued operations, plant closing, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. We adopted the standard as of the effective date and will implement its provisions on a prospective basis.

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, we adopted the disclosure requirements of FIN 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions on a prospective basis for guarantees that may be issued or modified after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until December 31, 2003. We do not have interests that would be considered variable interest entities under FIN 46.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the risk of changing interest rates. Interest on all of our long-term debt including current maturities, amounting to $16.5 million with an average interest rate of 3.06% at December 31, 2003, was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $165,000 per year if we were to maintain the same debt level and structure.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Conrad Industries, Inc.

We have audited the accompanying consolidated balance sheets of Conrad Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Conrad Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, Conrad Industries, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

March 29, 2004

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
ASSETS	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$4,412	$6,427
Accounts receivable, net	3,683	3,650
Costs and estimated earnings, net in excess of billings on uncompleted contracts	2,951	4,360
Inventories	820	214
Other receivables	1,551	600
Other current assets	1,222	1,041

Total current assets	14,639	16,292
PROPERTY, PLANT AND EQUIPMENT, net	34,156	29,430
GOODWILL	4,101	8,101
OTHER ASSETS	1,020	18

TOTAL ASSETS	$53,916	$53,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,506	$3,278
Accrued employee costs	574	760
Accrued expenses	824	362
Current maturities of long-term debt	2,247	1,806
Billings in excess of costs and estimated earnings on uncompleted contracts	2,464	639

Total current liabilities	9,615	6,845
LONG-TERM DEBT, less current maturities	14,259	11,417
DEFERRED INCOME TAXES	3,203	3,364
OTHER NON-CURRENT LIABILITIES	1,447	—

Total liabilities	28,524	21,626

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 7,276,437 shares issued in 2003 and 2002	73	73
Additional paid-in capital	29,000	29,000
Unearned stock compensation	—	(6)
Treasury stock at cost, 40,483 shares in 2003 and 2002	(211)	(211)
(Accumulated deficit)/retained earnings	(3,470)	3,359

Total shareholders’ equity	25,392	32,215

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,916	$53,841

See notes to consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
REVENUE	$33,429	$41,023	$46,904
COST OF REVENUE	32,770	35,657	37,017

GROSS PROFIT	659	5,366	9,887
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,702	4,815	5,077
IMPAIRMENT OF GOODWILL	4,000		—
TERMINATED ACQUISITION COSTS	—	350	—
EXECUTIVE COMPENSATION EXPENSE	—	—	2,613

(LOSS) INCOME FROM OPERATIONS	(8,043)	201	2,197
INTEREST EXPENSE	(435)	(221)	(193)
OTHER INCOME, NET	36	39	144

(LOSS) INCOME BEFORE INCOME TAXES	(8,442)	19	2,148
(BENEFIT) PROVISION FOR INCOME TAXES	(1,613)	23	1,115

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(6,829)	(4)	1,033
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(4,500)	—

NET (LOSS) INCOME	$(6,829)	$(4,504)	$1,033

Basic and diluted (loss) income per common share:
(Loss) income before cumulative effect of change in accounting principle	$(0.94)	$—	$0.14
Cumulative effect of change in accounting principle	—	(0.62)	—

Net (loss) income	$(0.94)	$(0.62)	$0.14

Weighted average common shares outstanding:
Basic	7,234	7,230	7,129

Diluted	7,234	7,230	7,149

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock $0.01 Par Value		Additional Paid-in Capital	Unearned Stock Compensation	Treasury Stock at Cost		(Accumulated Deficit)/ Retained Earnings	Total
	Shares	Amount			Shares	Amount
BALANCE, JANUARY 1, 2001	7,092	$71	$27,868	$—	21	$(84)	$6,830	$34,685
Purchase of treasury stock	—	—	—	—	19	(127)	—	(127)
Stock issued to executives	177	2	1,092	—	—	—	—	1,094
Restricted stock issued to executive	5	—	32	(32)	—	—	—	—
Amortization of unearned stock compensation	—	—	—	11	—	—	—	11
Net income	—	—	—	—	—	—	1,033	1,033

BALANCE, DECEMBER 31, 2001	7,274	73	28,992	(21)	40	(211)	7,863	36,696
Restricted stock issued to executive	2	—	8	(8)	—	—	—	—
Amortization of unearned stock compensation	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(4,504)	(4,504)

BALANCE, DECEMBER 31, 2002	7,276	73	29,000	(6)	40	(211)	3,359	32,215
Amortization of unearned stock compensation	—	—	—	6	—	—	—	6
Net loss	—	—	—	—	—	—	(6,829)	(6,829)

BALANCE, DECEMBER 31, 2003	7,276	$73	$29,000	$—	40	$(211)	$(3,470)	$25,392

See notes to consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,829)	$(4,504)	$1,033
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	4,500	—
Depreciation and amortization	2,175	1,861	2,326
Deferred income tax (benefit) provision	(173)	3	174
Impairment of goodwill	4,000	—	—
Executive compensation expense	—	—	1,547
Other	(23)	19	153
Changes in assets and liabilities:
Accounts receivable	(33)	(1,297)	(731)
Net change in billings related to cost and estimated earnings, net on uncompleted contracts	3,234	(1,180)	233
Inventory and other assets	(1,321)	60	(551)
Accounts payable and accrued expenses	504	1,151	(86)

Net cash provided by operating activities	1,534	613	4,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(6,888)	(5,767)	(4,320)
Increase in project funds, net	(937)	—	—
Proceeds from sale of assets	25	—	—
Proceeds (issuance) of executive notes receivable	—	456	(456)

Net cash used in investing activities	(7,800)	(5,311)	(4,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	5,200	5,500	8,700
Principal repayments of debt	(1,917)	(1,284)	(4,499)
Proceeds from grant from State of Louisiana	1,044	—	—
Financing costs	(76)	—	—
Purchase of treasury stock	—	—	(127)

Net cash provided by financing activities	4,251	4,216	4,074

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,015)	(482)	3,396
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,427	6,909	3,513

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,412	$6,427	$6,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$435	$221	$193

Taxes paid	$—	$—	$2,068

NON-CASH ACTIVITIES:
Issuance of stock to executives	$—	$—	$1,093

Issuance of restricted stock to executives	$—	$8	$32

Forgiveness of executive notes receivable and related interest	$—	$—	$454

See notes to consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation—The consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. New construction work and some repair work is performed on a fixed-price basis. We perform a significant amount of our repair work under time and materials agreements. All significant intercompany transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—We are engaged in various types of construction under long-term construction contracts. The accompanying financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the estimated cost, estimated earnings and revenue to date on contracts not yet completed. The amount of revenue recognized is based on the portion of the total contract price that the labor hours incurred to date bears to the estimated total labor hours, based on current estimates to complete. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of cost incurred during the period plus the fee earned.

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

Indirect costs are allocated to contracts and to certain inventory on the basis of direct labor charges.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, on deposit and short-term investments with original maturities of three months or less.

Allowance for Doubtful Accounts—We estimate our allowance for doubtful accounts based on an evaluation of individual customer financial strength, current market conditions, and other information.

Property, Plant and Equipment—Property, plant and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the individual assets which range from three to forty years. Ordinary maintenance and repairs which do not extend the physical or economic lives of the plant or equipment are charged to expense as incurred.

Interest Capitalization—Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. During the years ended December 31, 2003, 2002 and 2001, interest costs capitalized were $37,000, $90,000 and $77,000, respectively.

Goodwill—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In accordance with SFAS No. 142, we discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002.

During 2002, we completed the two-step process of the transitional goodwill impairment test prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the transitional goodwill impairment test involved a comparison of the fair value of each of our reporting units, as defined under SFAS No. 142, with its respective carrying amount. If the carrying amount exceeded the fair value of a reporting unit, we were required to perform the second step of the transitional goodwill impairment test. As a result of the outcome of the first step relative to the Orange Shipbuilding reporting unit, we were required to perform the second step of the transitional goodwill impairment test for this reporting unit. The second step involved comparing the implied fair value of this reporting unit’s goodwill to its carrying value to measure the amount of impairment. The transitional goodwill impairment test resulted in our recognizing a non-cash transitional goodwill impairment charge of $4.5 million related entirely to the Orange Shipbuilding reporting unit. As required by SFAS No. 142, the $4.5 million charge is reflected as a cumulative effect of a change in accounting principle in our Consolidated Statement of Operations for the twelve months ended December 31, 2002. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. The circumstance leading to the goodwill impairment was a decline in market conditions since the acquisition of this reporting unit. This circumstance caused lower than expected operating profits and cash flows.

During the first quarter of 2003, we completed our annual update of the impairment test as prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the goodwill impairment test indicated that the fair value of each of our reporting units exceeded its respective carrying amount. As no impairment was indicated, the second step of the test, as defined under SFAS No. 142, was not required to be performed.

As a result of deteriorating market conditions, rising steel prices and a reduction in the committed future funding of the U.S. Army ST Tug program, operating profits and cash flows were lower than expected in the latter half of 2003. Based on these trends, the future earnings forecast was revised and, in December 2003, a non-cash goodwill impairment charge of $4.0 million was recognized in the Orange Shipbuilding reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows. As required by SFAS No. 142, the $4.0 million charge is reflected in our income/(loss) from operations. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill. As of December 31, 2003, our goodwill amounted to $4.1 million, all attributable to our Orange Shipbuilding reporting unit.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of previously reported net income and income per share to the amounts adjusted for the exclusion of goodwill amortization follows (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Reported (loss) income before cumulative effect of change in accounting principle	$(6,829)	$(4)	$1,033
Add: Goodwill amortization	—	—	787

Adjusted (loss) income before cumulative effect of change in accounting principle	(6,829)	(4)	1,820
Cumulative effect of change in accounting principle	—	(4,500)	—

Adjusted net (loss) income	$(6,829)	$(4,504)	$1,820

Reported basic and diluted (loss) income per share before cumulative effect of change in accounting principle	$(0.94)	$—	$0.14
Add: Goodwill amortization, per basic and diluted share	—	—	0.11

Adjusted basic and diluted (loss) income per share before cumulative effect of change in accounting principle	(0.94)	—	0.25
Cumulative effect of change in accounting principle, per basic and diluted share	—	(0.62)	—

Adjusted basic and diluted (loss) income per share	$(0.94)	$(0.62)	$0.25

The carrying amount of goodwill as of December 31, 2003 and 2002, by segment is as follows (in thousands):

	Vessel Construction	Repair and Conversions	Total
Balance at December 31, 2002	$8,101	$—	$8,101
SFAS No. 142 impairment	(4,000)	—	(4,000)

Balance at December 31, 2003	$4,101	$—	$4,101

Impairment of Long-Lived Assets—Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through undiscounted net cash flows expected to result from such operations and assets over their remaining lives. If an impairment is indicated, the asset is written down to its fair value, or if fair value is not readily determinable, to its estimated discounted net cash flows.

Inventories—Inventories consist primarily of costs related to vessels in progress not under customer contract. As of December 31, 2003, amounts related to these vessels totaled $624,000. Subsequent to December 31, 2003, all of these vessels were sold. No such amounts were outstanding as of December 31, 2002. Remaining inventories consist of excess job related materials and supplies. They are stated at the lower of cost (first-in, first-out basis) or market.

Basic and Diluted (Loss) Income Per Share—Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share uses the weighted average number of common shares outstanding adjusted for the incremental shares attributable to dilutive outstanding options to purchase common stock and non-vested restricted stock awards.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments—The carrying amounts of our financial instruments including cash and cash equivalents, receivables, payables and long-term debt approximate fair value at December 31, 2003 and 2002.

Income Taxes—Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid.

Stock-Based Compensation—We use the intrinsic value method of accounting for employee-based compensation prescribed by Accounting Principles Board (“APB”) Opinion No. 25 and, accordingly, follow the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No.123 had been applied.

Had compensation cost for our stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, net (loss) income and net (loss) income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

	2003	2002	2001
Net (loss) income, as reported	$(6,829)	$(4,504)	$1,033
Add: Total stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	4	14	696
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(79)	(124)	(933)

Pro forma, net (loss) income	$(6,904)	$(4,614)	$796

(Loss) income per share:
Basic and diluted—as reported	$(0.94)	$(0.62)	$0.14

Basic and diluted—pro forma	$(0.95)	$(0.64)	$0.11

Weighted average fair value of grants	$1.38	$1.75	$3.64

Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.95%	2.72%	4.00%
Expected life (years)	3.0	3.0	3.0
Volatility	73.5%	79.0%	84.6%
Dividend yield	—	—	—

New Accounting Pronouncements—In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciated over the useful lives of the assets. We implemented SFAS No. 143 on January 1, 2003, as required, and it did not have a material effect on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We implemented SFAS No. 145 on January 1, 2003, and it did not have a material impact on our consolidated financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities,” which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructuring, discontinued operations, plant closing, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. We adopted the standard as of the effective date and will implement its provisions on a prospective basis.

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, we adopted the disclosure requirements of FIN 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions on a prospective basis for guarantees that may be issued or modified after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 have been delayed until December 31, 2003. We do not have interests that would be considered variable interest entities under FIN 46.

Reclassifications—Certain prior year balances have been reclassified to conform to the current year presentation.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. RECEIVABLES

Receivables consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
U.S. Government:
Amounts billed	$1,723	$424
Unbilled costs and estimated earnings on uncompleted contracts	852	423

	2,575	847
Commercial:
Amounts billed	1,960	3,226
Unbilled costs and estimated earnings on uncompleted contracts	2,099	3,937

Total	$6,634	$8,010

Included above in amounts billed is an allowance for doubtful accounts of $16,000 at December 31, 2003 and 2002. During 2002, we reserved for and wrote off approximately $65,000 related to a receivable deemed uncollectible as a result of a settlement reached with a vessel construction customer. During 2003 and 2001, there were no significant transactions recorded in the allowance for doubtful accounts.

Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at December 31, 2003, substantially all is expected to be collected within the next twelve months.

Information with respect to uncompleted contracts as of December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002
Costs incurred on uncompleted contracts	$20,946	$28,684
Estimated earnings, net	1,416	4,698

	22,362	33,382
Less billings to date	(21,875)	(29,661)

	$487	$3,721

The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

	2003	2002
Costs and estimated earnings, net in excess of billings on uncompleted contracts	$2,951	$4,360
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,464)	(639)

Total	$487	$3,721

We recorded charges of approximately $372,000 in 2003 and $150,000 in 2002 to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress. As of December 31, 2003 and December 31, 2002, approximately $50,000 and $150,000, respectively, of this provision is included in costs and estimated earnings, net in excess of billings on uncompleted contracts.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. OTHER RECEIVABLES

Other receivables consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Grants receivable from State of Louisiana	$403	$—
Income tax receivable	1,006	571
Other	142	29

Total	$1,551	$600

Subsequent to December 31, 2003, approximately $363,000 of the other receivables balance was collected. Substantially all of the remaining balance at December 31, 2003, is expected to be collected within the next twelve months.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Land	$4,153	$3,881
Buildings and improvements	21,657	15,966
Machinery and equipment	7,158	5,790
Drydocks and bulkheads	10,737	10,866
Barges and boats	454	454
Office and automotive	2,128	2,018
Construction in progress	4,549	5,077

	50,836	44,052
Less accumulated depreciation	(16,680)	(14,622)

	$34,156	$29,430

5. LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Term loan—Bank, variable interest rate (2.91% at December 31, 2003), due May 31, 2005	$6,439	$7,723
Development loan—Bank, variable interest rate (3.16% at December 31, 2003), due May 31, 2007	6,178	5,500
Industrial revenue bonds—St. Mary Parish, variable interest rate (3.17% at December 31, 2003), due August 1, 2018	3,889	—

	16,506	13,223
Less current maturities	(2,247)	(1,806)

	$14,259	$11,417

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rates are variable, and interest accrues at our option either at the JPMorgan Chase prime rate or LIBOR plus 2.25%. The Loan Agreement is secured by substantially all of our assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement, a debt to tangible net worth requirement, a minimum tangible net worth requirement, and a debt service coverage ratio that could limit our use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits us from paying dividends without the consent of the lender and restricts our ability to incur additional indebtedness. Subsequent to the end of 2003, the Loan Agreement was amended to relax some of the financial covenants and to increase the margin on LIBOR rate loans from 200 basis points to 225 basis points. We are in compliance with these revised covenants.

At December 31, 2003, the Term Loan had a maturity date of May 31, 2005 and was payable in 16 remaining monthly principal payments of $107,000 plus interest, with a final payment of $4.7 million. Interest accrues at 2.91% until January 30, 2004, at 3.13% until April 30, 2004, and thereafter at our option either at the JPMorgan Chase prime rate (4.00% at December 31, 2003) or LIBOR plus 2.25% (3.40% at December 31, 2003).

Subsequent to December 31, 2003, the principal repayment schedule of the Term Loan was amended to extend the final payment date to May 31, 2007 such that a final payment of $2.3 million will be due on May 31, 2007 and the monthly principal payments of $107,000 plus interest remain unchanged.

The Revolving Credit Facility permits us to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2005. Subsequent to December 31, 2003, the maturity date of the facility was extended from May 31, 2004 to May 31, 2005. As of December 31, 2003 and 2002, no amounts were outstanding on the Revolving Credit Facility.

On July 18, 2002, we entered into The Development Loan which provided financing totaling $6.7 million to fund the development of the Amelia Deepwater facility. The facility included a revolver that converted to a term loan on April 1, 2003. Payments under the revolver included interest only until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest with a final payment of $3.9 million due on May 31, 2007. Interest accrues at 3.16% until March 30, 2004, and thereafter at our option either at the JPMorgan Chase prime rate (4.00% at December 31, 2003) or LIBOR plus 2.25% (3.40% at December 31, 2003). At December 31, 2003 and 2002, the Development Loan outstanding was $6.2 million and $5.5 million, respectively.

In July 2003, we completed the financing for expansion into the aluminum marine fabrication, repair and construction business. The expansion is part of a $5.5 million investment in our original facility in Amelia, Louisiana (“Amelia Topside”), through our subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, Conrad subsidiary Conrad Aluminum, L.L.C. contributed to the Industrial Development Board the land and buildings at the Amelia Topside yard and is leasing them back along with the items to be purchased with the bond proceeds, with a right to repurchase or extend. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in our property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Conrad and its subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.17% until March 12, 2004, at 3.11% until June 11, 2004, and thereafter, at our option, at either the JPMorgan Chase prime rate (4.00% at December 31, 2003) or the higher of (a) 30, 60 or 90-day LIBOR plus two percent (3.12% – 3.15% at

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003) or (b) the prime rate minus one percent (3.00% at December 31, 2003). As of December 31, 2003, remaining industrial revenue bond proceeds of approximately $937,000 restricted for use on the aluminum facility expansion are included under the caption “Other Assets”.

The $1.5 million EDAP grant requires us to create a total of 224 new jobs by December 31, 2006 and sustain that level through December 31, 2012. If we fail to meet the job creation objectives, the state may recover related portions of the grant. As of December 31, 2003, approximately $1.4 million of equipment had been purchased with grant proceeds. Accordingly, as of December 31, 2003, a $1.4 million liability was included under the caption “Other Non-Current Liabilities”. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by us with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in our property, plant and equipment.

Annual maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

Amount
2004	$2,247
2005	6,118
2006	963
2007	4,357
2008	267
Thereafter	2,554

$16,506

6. SHAREHOLDERS’ EQUITY

Treasury Stock

On March 21, 2000, our Board of Directors authorized management to repurchase shares of our outstanding common stock. The shares are held as treasury stock and are available for use in connection with our stock option and other compensation programs or for other corporate purposes. We repurchased 40,483 shares at a total cost of approximately $211,000 as of December 31, 2003 and 2002. This repurchase program has been terminated.

Income (Loss) Per Share

The calculation of basic earnings (loss) per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for “basic” income per share was 7,234,091, 7,230,194 and 7,128,840 for the years ended December 31, 2003, 2002 and 2001, respectively. The number of weighted average shares for “diluted” income per share was 7,234,091, 7,230,194, and 7,148,914 for the years ended December 31, 2002, 2001 and 2000, respectively.

Income (loss) per diluted share calculations for the years ended December 31, 2003, 2002, and 2001 exclude 355,175, 205,775, and 520,503, respectively, of common shares issuable under common stock options because the options’ exercise price was greater than the average market price of the common shares.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholders’ Rights Plan

During May 2002, we adopted a rights plan. The rights plan is intended to protect stockholder interests in the event we become the subject of a takeover initiative that our board of directors believes could deny our stockholders the full value of their investment. The adoption of the rights plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The plan does not prohibit the board from considering any offer that it considers advantageous to its stockholders.

Under the plan, we declared and paid a dividend on June 18, 2002 of one right for each share of common stock held by stockholders of record on June 11, 2002. Each right initially entitles our stockholders to purchase one one-thousandth of a share of our preferred stock for $20 per one one-thousandth, subject to adjustment. However, if a person acquires, or commences a tender offer that would result in ownership of, 15 percent or more of our outstanding common stock while the plan remains in place, then, unless we redeem the rights for $0.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for shares of common stock or of the acquiring person having a market value of twice the purchase price of the rights.

The rights will expire on May 23, 2012, unless redeemed or exchanged at an earlier date. The rights will initially trade with shares of our common stock and will have no impact on the way in which our shares are traded. There are currently no separate certificates evidencing the rights, and there is no market for the rights.

Stock Issuance to Executive Officers

In September 2002, we entered into an employment agreement with Lewis J. Derbes, Jr. providing for employment as our Vice President and Chief Financial Officer. Pursuant to the agreement, on the executive’s start date of September 30, 2002, he was granted 2,500 restricted shares of common stock, vesting on the first anniversary of his start date, and options to purchase 25,000 shares of common stock at the market price on the start date, vesting over a three year period.

In August 2001, we entered into an employment agreement with Kenneth G. Myers, Jr. providing for employment as our President and Chief Executive Officer. Pursuant to the agreement, on the executive’s start date of August 27, 2001, he was granted 5,000 restricted shares of common stock, vesting on the first anniversary of his start date, and options to purchase 50,000 shares of common stock at the market price on the start date, vesting over a three-year period.

In August 2001, we and William H. Hidalgo entered into a transition agreement and terminated his employment agreement. The agreement provided that he would remain employed by us as President and Chief Executive Officer through August 26, 2001 and as Special Advisor to the new Chief Executive Officer through October 31, 2001. In consideration of past services, assistance with an orderly transition, surrender of his stock options, execution of the agreement (including a one-year non-competition covenant) and severance, Mr. Hidalgo received 132,820 shares of common stock and, on February 28, 2002, a severance payment of $195,290 and bonus of $622,500. Options to purchase 285,957 shares of common stock previously granted to Mr. Hidalgo were cancelled. His $233,327 promissory note payable and related accrued interest payable to us were also cancelled.

We also granted Cecil A. Hernandez, our former Chief Financial Officer, in consideration of past services and surrender of his stock options, 44,261 shares of common stock and paid a cash bonus on February 28, 2002, of $248,000. Options to purchase 114,043 shares of common stock previously granted to Mr. Hernandez were cancelled. His $139,277 promissory note payable and related accrued interest payable to us were also cancelled.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Messrs. Hidalgo and Hernandez executed notes payable to us in the amount of their related withholding tax obligations, which were repaid on February 28, 2002 by an offset against the bonuses due on that date. In addition, we purchased 19,683 shares of common stock from the executives to assist them in meeting their income tax obligations relating to these transactions.

As a result of these transactions, we incurred a one-time earnings charge of approximately $2.6 million or $0.37 per diluted share ($1.6 million, net of tax or $0.23 per diluted share), in the quarter ended September 30, 2001.

Stock Option Plan

We established the 2002 Stock Plan (the “Stock Plan”) in May 2002. The Stock Plan permits the granting of any or all of the following types of awards: stock options, restricted stock, automatic director options, and various other stock-based awards. All officers and employees of, and any consultants to us or any affiliate will be eligible for participation in all awards under the Stock Plan other than directors’ options. Only our non-employee directors will receive automatic grants of director options. Awards granted under the Stock Plan have a maximum term of ten years. The maximum number of shares that can be delivered under the 2002 Stock Plan is the sum of (1) 512,044 shares, plus (2) any shares represented by awards granted under the 1998 Stock Plan that are forfeited, expire or are cancelled without delivery of shares.

We established the 1998 Stock Plan in March 1998. The 1998 Stock Plan permitted the granting of any or all of the following types of awards: stock options, restricted stock, automatic director options, and various other stock-based awards. Only our non-employee directors received automatic grants of director options. Awards granted under the 1998 Stock Plan have a maximum term of ten years. A total of 950,000 shares were authorized and reserved for issuance and 246,742 shares were subject to outstanding awards when we adopted the 2002 Stock Plan. No further awards may be made under the 1998 Stock Plan.

The following is a summary of the option activity for the years ended December 31, 2003, 2002 and 2001:

	Weighted Avg. Price	Number of Options
Outstanding at January 1, 2001	$6.54	588,742

Granted	6.45	53,000
Cancelled	6.65	(400,000)

Outstanding at December 31, 2001	6.12	241,742

Granted	3.34	42,800
Forfeited	5.16	(24,767)

Outstanding at December 31, 2002	5.70	259,775

Granted	2.76	150,300
Forfeited	6.31	(54,900)

Outstanding at December 31, 2003	4.36	355,175

Exercisable at December 31, 2003	5.68	169,940

Exercisable at December 31, 2002	6.10	186,641

Exercisable at December 31, 2001	6.11	188,148

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range Per Share	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.70 - $3.40	200,900	9.47 years	$2.88	32,332	$3.15
$4.70 - $6.40	98,275	7.31 years	$6.00	81,608	$5.92
$6.75 - $7.25	56,000	4.60 years	$6.78	56,000	$6.78

Options granted under the stock plans during 2003, 2002 and 2001 have various vesting rights ranging from immediate to three years from the date of the grant. Vesting is accelerated upon a change of control as defined in the plans.

Warrants

In June 1998, we issued to the underwriter involved in the initial public offering, warrants to purchase 72,000 shares of common stock exercisable for five years at the initial public offering price of $12.00 per share. These warrants expired unexercised in June 2003.

7. EMPLOYEE BENEFITS

We have a 401(k) plan that covers all employees who meet certain eligibility requirements. Contributions to the plan by us are made at the discretion of the Board of Directors. Contribution expense was $101,000, $121,000 and $128,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

8. TERMINATED ACQUISITION COSTS

On October 9, 2002, we announced that we had terminated negotiations under a non-binding letter of intent executed August 12, 2002 regarding the purchase of substantially all of the assets of Swiftships Shipbuilders, LLC and Swiftships Technologies, LLC. Approximately $350,000 of deferred acquisition costs were charged to operations for the year ended December 31, 2002 as a result of the termination of this proposed acquisition.

In connection with the letter of intent, we entered into an agreement pursuant to which we loaned approximately $500,000, secured by real estate, to Swiftships Shipbuilders, LLC. The loan and related interest were collected in full during the fourth quarter of 2002.

9. INCOME TAXES

We have provided for Federal and State income taxes as follows (in thousands):

	2003	2002	2001
Current (benefit) provision	$(1,440)	$20	$941
Deferred (benefit) provision	(173)	3	174

Total	$(1,613)	$23	$1,115

State income taxes included above are not significant for the years presented.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes varied from the Federal statutory income tax rate due to the following (in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Taxes at Federal statutory rate	$(2,955)	35.0	$7	35.0	$752	35.0
Non-deductible goodwill impairment/amortization	1,400	(16.6)	—	—	275	12.8
Non-deductible penalty	—	0.0	—	—	53	2.5
Non-deductible other expenses	16	(0.2)	21	110.5	—	—
State income taxes	(74)	0.9	(5)	(24.4)	35	1.6

Total	$(1,613)	19.1	$23	121.1	$1,115	51.9

At December 31, 2003 the Company has, as result of the carry back of Federal and State income tax losses, a receivable in the amount of $898,000 recorded in other receivables. In addition, included in other receivables, is $108,000 of state tax refunds related to 2002 income tax return overpayments and the carry back of net operating loss. The Company has available for carry forward a federal net operating loss of $4.8 million, which expires in 2023, and a state net operating loss of $375,000 which expires in 2018.

Deferred income taxes represent the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. The tax effects of significant items comprising our net deferred tax balances at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax liabilities:
Differences between book and tax basis of property, plant and equipment	$4,875	$3,364
Net operating loss carryforwards	(1,672)	—

	3,203	3,364

Deferred tax assets (included in other current assets):
Contracts in progress	(7)	(33)
Accrued expenses not currently deductible	(208)	(170)

	(215)	(203)

Net deferred tax liabilities	$2,988	$3,161

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. SALES TO MAJOR CUSTOMERS

Sales to various customers, which amount to 10% or more of our total revenues for the three years ended December 31, 2003, 2002 and 2001 are summarized as follows (in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Customer A	$4,330	13%	$4,891	12%	$5,065	11%
Customer B					7,429	16%
Customer C			2,029	5%	5,805	12%
Customer D	2,991	9%	5,095	12%
Customer E	300	1%	4,167	10%
Customer F	8,720	26%

Sales to Customers A, C, D, E and F for all periods presented in the table were reported by our vessel construction segment. Sales to Customer B for all periods presented in the table were reported by our repair and conversion segment.

11. RELATED PARTY TRANSACTIONS

We purchase in the ordinary course of business certain components from Johnny’s Propeller Shop, Inc., a company wholly owned by John P. Conrad, Jr., Co-Chairman of the Board of Directors. Total purchases for the three years ended December 31, 2003, 2002 and 2001 were $231,000, $345,000 and $211,000, respectively.

12. SEGMENT AND RELATED INFORMATION

We classify our business into two segments:

Vessel Construction

We construct a variety of marine vessels, including large and small deck barges, single and double hull tank barges, lift boats, push boats, offshore tug boats and offshore support vessels.

Repair and Conversions

Our conversion projects primarily consist of lengthening the midbodies of vessels, modifying vessels to permit their use for a different type of activity and other modifications to increase the capacity or functionality of a vessel. We also derive a significant amount of revenue from repairs made as a result of periodic inspections required by the U.S. Coast Guard, the American Bureau of Shipping and other regulatory agencies.

We evaluate the performance of our segments based upon gross profit. Selling, general and administrative expenses, executive compensation expense, interest expense, other income, net, and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Intersegment sales and transfers are not significant.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected information as to our operations by segment is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenue:
Vessel construction	$22,573	$30,814	$33,610
Repair and conversions	10,856	10,209	13,294

Total revenue	33,429	41,023	46,904

Cost of revenue:
Vessel construction	22,515	26,826	26,677
Repair and conversions	10,255	8,831	10,340

Total cost of revenue	32,770	35,657	37,017

Gross profit:
Vessel construction	58	3,988	6,933
Repair and conversions	601	1,378	2,954

Total gross profit	659	5,366	9,887
Selling, general and administrative expenses	4,702	4,815	5,077
Impairment of goodwill	4,000	—	—
Terminated acquisition costs	—	350
Executive compensation expense	—	—	2,613

(Loss) income from operations	(8,043)	201	2,197
Interest expense	(435)	(221)	(193)
Other income, net	36	39	144

(Loss) income before income taxes	(8,442)	19	2,148
(Benefit) provision for income taxes	(1,613)	23	1,115

(Loss) income before cumulative effect of change in accounting principle	(6,829)	(4)	1,033
Cumulative effect of change in accounting principle		(4,500)	—

Net (loss) income	$(6,829)	$(4,504)	$1,033

Certain other financial information by segment is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Depreciation and amortization expense:
Vessel construction	$912	$840	$814
Repair and conversion	880	608	551
Included in selling, general and administrative expenses	383	413	961

Total depreciation and amortization expense	$2,175	$1,861	$2,326

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets and capital expenditures by segment are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Total assets:
Vessel construction	$22,946	$24,799	$27,336
Repair and conversion	20,604	18,393	11,720
Other	10,366	10,649	13,518

Total assets	$53,916	$53,841	$52,574

Capital expenditures:
Vessel construction	$2,356	$1,252	$637
Repair and conversion	4,192	3,382	1,642
Other	340	1,133	2,041

Total capital expenditures	$6,888	$5,767	$4,320

Certain assets and capital expenditures are allocated to corporate and are included in the “Other” caption.

Revenues included in our consolidated financial statements are derived exclusively from customers domiciled in the United States and Puerto Rico. All of our assets are located in the United States.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters—In February 2004, Swiftships Shipbuilders, LLC and two affiliates (collectively, “Swiftships”) brought suit against us, alleging that various of our actions in connection with our expansion into the aluminum marine fabrication and repair business breached in bad faith a confidentiality agreement we entered into when we were considering acquiring Swiftships. The suit also alleges that we conspired with one of our employees who is a former Swiftships employee to breach a confidentiality agreement the employee had with Swiftships as a result of his employment with them. The suit also alleges violations of the Louisiana Uniform Trade Secrets Act, unfair trade practices and fraud. The suit seeks unspecified damages and asks for injunctive relief to prevent further alleged breaches of the confidentiality agreements and misappropriation of trade secrets. The action is in its earliest stages and no formal discovery or depositions have taken place. We believe that the claims are without merit and intend to defend ourselves vigorously.

We are a party to various routine legal proceedings primarily involving commercial claims and workers’ compensation claims. While the outcome of these routine claims and legal proceedings cannot be predicted with certainty, management believes that the outcome of such proceedings in the aggregate, even if determined adversely, would not have a material adverse effect on our consolidated financial position, results of operation or liquidity.

Employment Agreements—During 2003, we amended our employment agreements with our executive officers as part of an aggressive cost reduction plan, designed to achieve approximately $1 million in savings on an annualized basis. These amendments reduced the salaries of the executive officers by 5%. In addition, subsequent to December 31, 2003, we further amended our employment agreements with our executive officers. The amended agreements extend employment of the officers through December 31, 2005 and further reduced the base salaries of the Co-Chairmen of the Board. The total reduction, including the 5% reduction during 2003, was $229,000 in the aggregate from the levels in the agreements in place at December 31, 2002. The current minimum annual total compensation under these agreements is $561,500.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction Commitments—As of December 31, 2003, we had an outstanding commitment of $683,000 for the construction of our new aluminum marine fabrication, repair and conversion facility in Amelia, Louisiana.

Letters of Credit and Bonds—In the normal course of its business, we are required to provide letters of credit to secure the payment of workers’ compensation obligations. Additionally, under certain contracts we may be required to provide letters of credit and bonds to secure our performance and payment obligations. Outstanding letters of credit and bonds relating to these business activities amounted to $46.3 million and $28.1 million at December 31, 2003 and 2002, respectively.

14. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated operating results for the four quarters of 2003 and 2002 were as follows (in thousands, except per share data):

	Quarter Ended
	March 31,		June 30,	September 30,	December 31,
Fiscal 2003

Revenue	$10,474		$9,338	$6,722	$6,895
Gross profit (loss)	815		(67)	(7)	82
Net (loss) income	(321)		(726)	(827)	(4,955	)(1)
Net (loss) income per share:
Basic	(0.04)		(0.10)	(0.11)	(0.68	)(1)
Diluted	(0.04)		(0.10)	(0.11)	(0.68	)(1)

Fiscal 2002

Revenue	$10,585		$10,427	$9,379	$10,632
Gross profit	2,095		1,715	1,099	457
Net income (loss)	(4,042	)(1)	300	(263)	(499	)(2)
Net income (loss) per share:
Basic	(0.56	)(1)	0.04	(0.04)	(0.07	)(2)
Diluted	(0.56	)(1)	0.04	(0.04)	(0.07	)(2)

(1)	The Company recorded non-cash charges of $4.0 million ($0.55 per diluted share) as an operating charge and $4.5 million ($0.62 per diluted share) as a cumulative effect of a change in accounting principle, respectively, in 2003 and 2002, resulting from the impairment of goodwill.
(2)	Includes the effect of a $0.6 million ($0.3 million after tax or $0.05 per diluted share) charge to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer and to our directors and other employees. The Code of Ethics and Business Conduct has been posted to our website (http://www.conradindustries.com). In addition, we will make a copy of the policy available free of charge upon request.

The remaining information required by this Item as to the directors and executive officers of Conrad Industries, Inc. is hereby incorporated by reference from our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

Item 11. Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003. Notwithstanding the foregoing, in accordance with Items 306 and 402(a)(8) of Regulation S-K and Item 7(d)(3) of Schedule 14A, the information contained in our proxy statement under the sub-heading “Report of the Compensation Committee” and “Performance Graph”, and under the sub-heading “Report of the Audit Committee” (except for information following the heading “Audit Fees” therein), shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item as to the ownership by management and others of our securities and equity compensation plan information is hereby incorporated by reference from our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by this Item as to certain business relationships and transactions with management and other related parties is hereby incorporated by reference from our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

Item 14. Principal Accountant Fees and Services

The information required by this Item as to the fees paid to, and services rendered by, our independent auditors is hereby incorporated by reference from our definitive proxy statement prepared in connection with the 2004 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003.

Part IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Reference is made to the financial statements and supplementary data set forth under Item 8, Part II of this Form 10-K.

(a)(2)	All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(a)(3)	Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the Securities and Exchange Commission and the NASDAQ National Market System. Upon request to us and payment of a reasonable fee, copies of the individual exhibits will be furnished.

Exhibits	Description

3.1	—Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

3.2	—Amended and Restated Bylaws (filed as Exhibit 3.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.1	—Specimen Common Stock Certificate (filed as Exhibit 4 to our Registration Statement on Form 8-A filed May 14, 1998 and incorporated by reference herein).

4.2

—Registration Rights Agreement by and among Conrad Industries, Inc., J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The James P. Court Trust, William H. Hidalgo, and Cecil A. Hernandez (filed as Exhibit 4.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.3

—Registration Rights Agreement between Conrad Industries, Inc. and Morgan Keegan & Company, Inc. (filed as Exhibit 4.3 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.4

—Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock Transfer & Trust Company (filed as Exhibits 1, 2, 3 and 4 to our Registration Statement on Form 8-A filed May 29, 2002 and incorporated by reference herein).

10.1

—Warrant Agreement between Conrad Industries, Inc. and Morgan Keegan & Company, Inc. (filed as Exhibit 10.12 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

10.2

—Third Amended and Restated Loan Agreement dated as of July 18, 2002, by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company., Inc. and Conrad Industries, Inc. (filed as Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein).

10.3

—Allonge to Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries, Inc. dated December 31, 2002 (filed as Exhibit 10.3 to our Form 10-K for the period ended December 31, 2003 and incorporated by reference herein).

10.4

—First Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries, Inc. dated March 21, 2003 (filed as Exhibit 10.4 to our Form 10-K for the period ended December 31, 2003 and incorporated by reference herein).

Exhibits	Description

10.5

—Second Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries, Inc. dated May 9, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2003 and incorporated by reference herein).

10.6

—Third Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries, Inc. dated July 11, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.7

—Fourth Amendment to Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., and Conrad Industries, Inc. dated November 10, 2003 (filed as Exhibit 10.5 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein).

10.8*

—Fifth Amendment to Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., and Conrad Industries, Inc. dated February 13, 2004.

10.9*

—Sixth Amendment to Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., and Conrad Industries, Inc. dated March 26, 2004.

10.10**	—Officer and Director Indemnification Agreement (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.11**

—Conrad Industries, Inc. Amended and Restated 1998 Stock Plan (First Amendment) (filed as Appendix A to our Proxy Statement on Schedule 14A filed on April 22, 1999 and incorporated by reference herein).

10.12**	—Conrad Industries, Inc. 2002 Stock Plan (filed as Annex A to our Proxy Statement on Schedule 14A filed on April 17, 2002 and incorporated by reference herein).

10.13* **

—Employment Agreement between Conrad Shipyard, Inc. and J. Parker Conrad (filed as Exhibit 10.7 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein), Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein), Amendment No. 3 effective September 15, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein) and Amendment No. 4 effective March 1, 2004.

10.14* **

—Employment Agreement between Conrad Shipyard, Inc. and John Parker Conrad, Jr. (filed as Exhibit 10.8 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein) Amendment No. 3 effective September 15, 2003 (filed as Exhibit 10.2 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein) and Amendment No. 4 effective March 1, 2004.

10.15**

—Employment Agreement between Conrad Shipyard, Inc. and William H. Hidalgo (filed as Exhibit 10.9 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein) and Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.3 to our Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein).

Exhibits	Description

10.16**

—Transition Agreement dated August 20, 2001, between Conrad Shipyard, L.L.C. and William H. Hidalgo, Sr. (filed as Exhibit 10.3 to our Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

10.17**

—Employment Agreement between Conrad Shipyard, Inc. and Cecil A. Hernandez (filed as Exhibit 10.10 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.4 to our Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.3 to our Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein).

10.18**

—Agreement dated August 20, 2001, between Conrad Industries, Inc. and Cecil A. Hernandez. (filed as Exhibit 10.4 to our Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

10.19* **

—Employment Agreement effective August 13, 2001, between Conrad Industries, Inc. and Kenneth G. Myers, Jr (filed as Exhibit 10.2 to our Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein), Amendment No. 1 effective September 15, 2003 (filed as Exhibit 10.3 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein) and Amendment No. 2 effective March 1, 2004.

10.20* **

—Employment Agreement effective September 30, 2002, between Conrad Industries, Inc. and Lewis J. Derbes, Jr (filed as Exhibit 10.3 to our Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein), Amendment No. 1 effective September 15, 2003 (filed as Exhibit 10.4 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein) and Amendment No. 2 effective March 1, 2004.

10.21

—Loan Agreement dated August 12, 2002, by and among Swift Group, L.L.C., Swiftships Shipbuilders, L.L.C., Swiftships Technologies, L.L.C., Land and Industrial Asset Management, L.L.C., Swiftships Freeport, Inc., Champion Shipyards, Inc. and Conrad Shipyard, L.L.C. (filed as Exhibit 10.2 to our Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein).

10.22

—Economic Development Award Contract / Agreement by and among the Louisiana Economic Development Corporation, acting through the Louisiana Department of Economic Development, Conrad Aluminum, L.L.C., and St. Mary Parish Government dated April 11, 2003 (without exhibits) (filed as Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.23

—Lease Agreement between The Industrial Development Board of the Parish of St. Mary, Louisiana, Inc. and Conrad Aluminum, L.L.C. dated June 1, 2003 (filed as Exhibit 10.3 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.24

—Trust Indenture between The Industrial Development Board of the Parish of St. Mary, Louisiana, Inc. and The Bank of New York Trust Company of Florida, N.A. dated June 1, 2003 (filed as Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.25

—Guaranty Agreement by and between Conrad Industries, Inc., Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., Conrad Aluminum, L.L.C., and The Bank of New York Trust Company of Florida, N.A. dated June 1, 2003 (filed as Exhibit 10.5 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.26

—Lease Agreement between the Parish of St. Mary, State of Louisiana and Conrad Aluminum, L.L.C. dated July 23, 2003 (filed as Exhibit 10.6 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

Exhibits	Description

10.27*	—Conrad Industries, Inc. Code of Ethics and Business Conduct.

21.1*	— Subsidiaries of Conrad Industries, Inc.

23.1*	— Consent of Deloitte & Touche LLP.

31.1*	— Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensation plan.

(b)	Reports on Form 8-K:

On November 6, 2003 we filed a report on Form 8-K, dated November 5, 2003, to report our third quarter 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONRAD INDUSTRIES, INC.

	By:	/s/ KENNETH G. MYERS, JR.

Kenneth G. Myers, Jr.
Date: March 30, 2004	`	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ J. PARKER CONRAD J. Parker Conrad	Co-Chairman of the Board of Directors	March 30, 2004

/s/ JOHN P. CONRAD, JR. John P. Conrad, Jr.	Co-Chairman of the Board of Directors	March 30, 2004

/s/ KENNETH G. MYERS, JR. Kenneth G. Myers, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ CECIL A. HERNANDEZ Cecil A. Hernandez	Director	March 30, 2004

/s/ MICHAEL J. HARRIS Michael J. Harris	Director	March 30, 2004

/s/ THOMAS M. KITCHEN Thomas M. Kitchen	Director	March 30, 2004

/s/ LOUIS J. MICHOT, JR. Louis J. Michot, Jr.	Director	March 30, 2004

/s/ RICHARD E. ROBERSON, JR. Richard E. Roberson, Jr.	Director	March 30, 2004

/s/ LEWIS J. DERBES, JR. Lewis J. Derbes, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

Index to Exhibits

Exhibits	Description

3.1	—Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

3.2	—Amended and Restated Bylaws (filed as Exhibit 3.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.1	—Specimen Common Stock Certificate (filed as Exhibit 4 to our Registration Statement on Form 8-A filed May 14, 1998 and incorporated by reference herein).

4.2

—Registration Rights Agreement by and among Conrad Industries, Inc., J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The James P. Court Trust, William H. Hidalgo, and Cecil A. Hernandez (filed as Exhibit 4.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.3

—Registration Rights Agreement between Conrad Industries, Inc. and Morgan Keegan & Company, Inc. (filed as Exhibit 4.3 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.4

—Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock Transfer & Trust Company (filed as Exhibits 1, 2, 3 and 4 to our Registration Statement on Form 8-A filed May 29, 2002 and incorporated by reference herein).

10.1

—Warrant Agreement between Conrad Industries, Inc. and Morgan Keegan & Company, Inc. (filed as Exhibit 10.12 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

10.2

—Third Amended and Restated Loan Agreement dated as of July 18, 2002, by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company., Inc. and Conrad Industries, Inc. (filed as Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein).

10.3

—Allonge to Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries, Inc. dated December 31, 2002 (filed as Exhibit 10.3 to our Form 10-K for the period ended December 31, 2003 and incorporated by reference herein).

10.4

—First Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries, Inc. dated March 21, 2003 (filed as Exhibit 10.4 to our Form 10-K for the period ended December 31, 2003 and incorporated by reference herein).

10.5

—Second Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries, Inc. dated May 9, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2003 and incorporated by reference herein).

10.6

—Third Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries, Inc. dated July 11, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.7

—Fourth Amendment to Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., and Conrad Industries, Inc. dated November 10, 2003 (filed as Exhibit 10.5 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein).

1

Exhibits	Description

10.8*

—Fifth Amendment to Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., and Conrad Industries, Inc. dated February 13, 2004.

10.9*

—Sixth Amendment to Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., and Conrad Industries, Inc. dated March 26, 2004.

10.10**	—Officer and Director Indemnification Agreement (filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.11**

—Conrad Industries, Inc. Amended and Restated 1998 Stock Plan (First Amendment) (filed as Appendix A to our Proxy Statement on Schedule 14A filed on April 22, 1999 and incorporated by reference herein).

10.12**	—Conrad Industries, Inc. 2002 Stock Plan (filed as Annex A to our Proxy Statement on Schedule 14A filed on April 17, 2002 and incorporated by reference herein).

10.13* **

—Employment Agreement between Conrad Shipyard, Inc. and J. Parker Conrad (filed as Exhibit 10.7 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein), Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein), Amendment No. 3 effective September 15, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein) and Amendment No. 4 effective March 1, 2004.

10.14* **

—Employment Agreement between Conrad Shipyard, Inc. and John Parker Conrad, Jr. (filed as Exhibit 10.8 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein) Amendment No. 3 effective September 15, 2003 (filed as Exhibit 10.2 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein) and Amendment No. 4 effective March 1, 2004.

10.15**

—Employment Agreement between Conrad Shipyard, Inc. and William H. Hidalgo (filed as Exhibit 10.9 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein) and Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.3 to our Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein).

10.16**

—Transition Agreement dated August 20, 2001, between Conrad Shipyard, L.L.C. and William H. Hidalgo, Sr. (filed as Exhibit 10.3 to our Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

10.17**

—Employment Agreement between Conrad Shipyard, Inc. and Cecil A. Hernandez (filed as Exhibit 10.10 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein), Amendment No. 1 dated March 31, 2001 (filed as Exhibit 10.4 to our Form 10-Q for the period ended March 31, 2001 and incorporated by reference herein) and Amendment No. 2 dated March 31, 2002 (filed as Exhibit 10.3 to our Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein).

10.18**

—Agreement dated August 20, 2001, between Conrad Industries, Inc. and Cecil A. Hernandez. (filed as Exhibit 10.4 to our Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

2

Exhibits	Description

10.19* **

—Employment Agreement effective August 13, 2001, between Conrad Industries, Inc. and Kenneth G. Myers, Jr (filed as Exhibit 10.2 to our Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein), Amendment No. 1 effective September 15, 2003 (filed as Exhibit 10.3 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein) and Amendment No. 2 effective March 1, 2004.

10.20* **

—Employment Agreement effective September 30, 2002, between Conrad Industries, Inc. and Lewis J. Derbes, Jr (filed as Exhibit 10.3 to our Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein), Amendment No. 1 effective September 15, 2003 (filed as Exhibit 10.4 to our Form 10-Q for the period ended September 30, 2003 and incorporated by reference herein) and Amendment No. 2 effective March 1, 2004.

10.21

—Loan Agreement dated August 12, 2002, by and among Swift Group, L.L.C., Swiftships Shipbuilders, L.L.C., Swiftships Technologies, L.L.C., Land and Industrial Asset Management, L.L.C., Swiftships Freeport, Inc., Champion Shipyards, Inc. and Conrad Shipyard, L.L.C. (filed as Exhibit 10.2 to our Form 10-Q for the period ended September 30, 2002 and incorporated by reference herein).

10.22

—Economic Development Award Contract / Agreement by and among the Louisiana Economic Development Corporation, acting through the Louisiana Department of Economic Development, Conrad Aluminum, L.L.C., and St. Mary Parish Government dated April 11, 2003 (without exhibits) (filed as Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.23

—Lease Agreement between The Industrial Development Board of the Parish of St. Mary, Louisiana, Inc. and Conrad Aluminum, L.L.C. dated June 1, 2003 (filed as Exhibit 10.3 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.24

—Trust Indenture between The Industrial Development Board of the Parish of St. Mary, Louisiana, Inc. and The Bank of New York Trust Company of Florida, N.A. dated June 1, 2003 (filed as Exhibit 10.4 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.25

—Guaranty Agreement by and between Conrad Industries, Inc., Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc., Conrad Aluminum, L.L.C., and The Bank of New York Trust Company of Florida, N. A. dated June 1, 2003 (filed as Exhibit 10.5 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.26

—Lease Agreement between the Parish of St. Mary, State of Louisiana and Conrad Aluminum, L.L.C. dated July 23, 2003 (filed as Exhibit 10.6 to our Form 10-Q for the period ended June 30, 2003 and incorporated by reference herein).

10.27*	—Conrad Industries, Inc. Code of Ethics and Business Conduct.

21.1*	—Subsidiaries of Conrad Industries, Inc.

23.1*	—Consent of Deloitte & Touche LLP.

31.1*	—Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensation plan.

3