Form 10-Q
period 2004-03-31
CONRAD INDUSTRIES INC
filed 2004-05-13
CIK 1059167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

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

As of May 13, 2004, 7,235,954 shares of the registrant’s Common Stock were outstanding.

FORM 10-Q

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING-STATEMENTS

In this Form 10-Q and in the normal course of business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements contained herein, other than statements of historical fact, are forward looking statements. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate” and “expect” and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including our reliance on cyclical industries, our reliance on principal customers and government contracts, our ability to perform contracts at costs consistent with estimated costs utilized in bidding for the projects covered by such contracts, variations in quarterly revenues and earnings resulting from the percentage of completion accounting method, the possible termination of contracts included in our backlog at the option of customers, operating risks, competition for marine vessel contracts, our ability to retain key management personnel and to continue to attract and retain skilled workers, state and federal regulations, the availability and cost of capital, and general industry and economic conditions. These and other risks and assumptions are discussed in more detail in our Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward looking statements. Although we believe that the expectations reflected in such forward looking statements are reasonable, no assurance can be given that such expectations will prove correct.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,944	$4,412
Accounts receivable, net	5,631	3,683
Costs and estimated earnings, net in excess of billings on uncompleted contracts	1,616	2,951
Inventories	235	820
Other receivables	1,213	1,551
Other current assets	866	1,222

Total current assets	16,505	14,639

PROPERTY, PLANT AND EQUIPMENT, net	34,323	34,156

GOODWILL	4,101	4,101

OTHER ASSETS	456	1,020

TOTAL ASSETS	$55,385	$53,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,854	$3,506
Accrued employee costs	800	574
Accrued expenses	905	824
Current maturities of long-term debt	2,247	2,247
Billings in excess of costs and estimated earnings, net on uncompleted contracts	3,805	2,464

Total current liabilities	11,611	9,615

LONG-TERM DEBT, less current maturities	13,826	14,259

DEFERRED INCOME TAXES	3,241	3,203

OTHER NON-CURRENT LIABILITIES	1,447	1,447

Total liabilities	30,125	28,524

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value 20,000,000 shares authorized, 7,276,437 in 2004 and 2003	73	73
Additional paid-in capital	29,000	29,000
Treasury stock at cost, 40,483 shares in 2004 and 2003	(211)	(211)
Accumulated deficit	(3,602)	(3,470)

Total shareholders’ equity	25,260	25,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,385	$53,916

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE	$11,703	$10,474
COST OF REVENUE	10,692	9,659

GROSS PROFIT	1,011	815
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,147	1,243

LOSS FROM OPERATIONS	(136)	(428)
INTEREST EXPENSE	(128)	(66)
OTHER INCOME, NET	57	4

LOSS BEFORE INCOME TAXES	(207)	(490)
BENEFIT FOR INCOME TAXES	(75)	(169)

NET LOSS	$(132)	$(321)

Basic and diluted loss per share	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic	7,236	7,236

Diluted	7,236	7,236

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132)	$(321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	613	497
Deferred income tax provision (benefit)	13	(38)
Gain on sale of assets	(51)	—
Changes in assets and liabilities:
Accounts receivable	(1,948)	1,127
Net change in billings related to cost and estimated earnings on uncompleted contracts	2,676	612
Inventory and other assets	942	(132)
Accounts payable, accrued expenses and other liabilities	655	(1,511)

Net cash provided by operating activities	2,768	234

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(857)	(1,703)
Draw of project funds, net	561	—
Proceeds from sale of assets	130	—

Net cash used in investing activities	(166)	(1,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(433)	(321)
Proceeds from issuance of debt	—	1,200
Proceeds from grant from State of Louisiana	363	—

Net cash (used in) provided by financing activities	(70)	879

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,532	(590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,412	6,427

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,944	$5,837

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$101	$66

Taxes paid	$—	$—

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Conrad Industries, Inc. and its wholly-owned subsidiaries (the “Company”) which are primarily engaged in the construction, conversion and repair of a variety of marine vessels for commercial and government customers. The Company was incorporated in March 1998 to serve as the holding company for Conrad Shipyard, L.L.C. (“Conrad”) and Orange Shipbuilding Company, Inc. (“Orange Shipbuilding”). In addition, during the second quarter of 2003, Conrad Aluminum, L.L.C., a wholly owned subsidiary of Conrad, was organized as a vehicle to accommodate the Company’s expansion into aluminum marine fabrication, repair and conversion services. New construction work and some repair work is performed on a fixed-price basis. The Company performs the majority of repair work under cost-plus-fee agreements. All significant intercompany transactions have been eliminated. In the opinion of the management of the Company, the interim consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (such adjustments consisting only of a normal recurring nature) considered necessary for a fair presentation have been included in the interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s audited 2003 consolidated financial statements and related notes filed on Form 10-K for the year ended December 31, 2003.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain amounts previously reported have been reclassified to conform with the presentation at March 31, 2004.

2.	TRADE RECEIVABLES

Receivables consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
U.S. Government:
Amounts billed	$1,757	$1,723
Unbilled costs and estimated earnings on uncompleted contracts	714	852

	2,471	2,575

Commercial:
Amounts billed	3,874	1,960
Unbilled costs and estimated earnings on uncompleted contracts	902	2,099

Total	$7,247	$6,634

Included above in amounts billed is an allowance for doubtful accounts of $14,000 and $16,000 at March 31, 2004 and December 31, 2003, respectively. During 2004 and 2003, there were no significant transactions recorded in the allowance for doubtful accounts.

Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at March 31, 2004, substantially all is expected to be collected within the next twelve months.

Information with respect to uncompleted contracts as of March 31, 2004 and December 31, 2003 is as follows (in thousands):

	2004	2003
Costs incurred on uncompleted contracts	$28,011	$20,946
Estimated earnings, net	1,893	1,416

	29,904	22,362
Less billings to date	(32,093)	(21,875)

	$(2,189)	$487

The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

	2004	2003
Costs and estimated earnings, net in excess of billings on uncompleted contracts	$1,616	$2,951
Billings in excess of cost and estimated earnings, net on uncompleted contracts	(3,805)	(2,464)

Total	$(2,189)	$487

We recorded charges of approximately $372,000 in 2003 to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress. As of March 31, 2004 and December 31, 2003, approximately $23,000 and $50,000, respectively, of this provision is included in costs and estimated earnings, net in excess of billings on uncompleted contracts.

3.	INVENTORIES

Inventories consist primarily of costs related to vessels in progress not under customer contract. Amounts related to these vessels totaled $624,000 as of December 31, 2003. As of March 31, 2004, no such amounts were outstanding. Remaining inventories consist of excess job related materials and supplies. They are stated at the lower of cost (first-in, first-out basis) or market.

4.	OTHER RECEIVABLES

Other receivables consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Grants receivable from State of Louisiana	$40	$403
Income tax receivable	1,006	1,006
Other	167	142

Total	$1,213	$1,551

Substantially all of these amounts at March 31, 2004, are expected to be collected within the next twelve months.

5.	GOODWILL

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002.

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

As a result of deteriorating market conditions, rising steel prices and a reduction in the committed future funding of the U.S. Army ST Tug program, operating profits and cash flows were lower than expected in the latter half of 2003. Based on these trends, the future earnings forecast was revised and, in December 2003, a non-cash goodwill impairment charge of $4.0 million was recognized in the Orange Shipbuilding reporting unit. The fair value of the reporting unit was estimated using the expected present value of future cash flows. As required by SFAS No. 142, the $4.0 million charge was reflected in our income/(loss) from operations during the fourth quarter of 2003. There was no income tax effect on the impairment charge as the charge related to non-deductible goodwill.

During the first quarter of 2004, the Company completed its annual update of the impairment test as prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the goodwill impairment test indicated that the fair value of each of the Company’s reporting units exceeded its respective carrying amount. As no impairment was indicated, the second step of the test, as defined under SFAS No. 142, was not required to be performed.

The carrying amount of goodwill of $4.1 million as of March 31, 2004 and December 31, 2003, relates entirely to the Orange Shipbuilding reporting unit, which is part of our vessel construction segment.

6.	LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Term loan - Bank, variable interest rate (3.13% at March 31, 2004), due May 31, 2007	$6,225	$6,439

Development loan - Bank, variable interest rate (3.36% at March 31, 2004), due May 31, 2007	6,004	6,178

Industrial revenue bonds - St. Mary Parish, variable interest rate (3.11% at March 31, 2004), due August 1, 2018	3,844	3,889

	16,073	16,506
Less current maturities	(2,247)	(2,247)

	$13,826	$14,259

We have a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rates are variable, and interest accrues at our option either at the JPMorgan Chase prime rate or LIBOR plus 2.25%. The Loan Agreement is secured by substantially all of our assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement, a debt to tangible net worth requirement, a minimum tangible net worth requirement, and a debt service coverage ratio that could limit our use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits us from paying dividends without the consent of the lender and restricts our ability to incur additional indebtedness. At March 31, 2004, the Company was in compliance with these covenants.

The Term Loan has a maturity date of May 31, 2007 and is payable in 37 remaining monthly principal payments of $107,000 plus interest, with a final payment of $2.3 million. Interest accrues at 3.13% until April 30, 2004, at 3.43% until July 30, 2004, and thereafter at our option at either the JPMorgan Chase prime rate or LIBOR plus 2.25%. At March 31, 2004 and December 31, 2003, the Term Loan balance outstanding was $6.2 million and $6.4 million, respectively.

The Revolving Credit Facility permits us to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2005. As of March 31, 2004 and December 31, 2003, no amounts were outstanding on the Revolving Credit Facility.

On July 18, 2002, we entered into the Development Loan which provided financing totaling $6.7 million to fund the development of Conrad Deepwater. The Development Loan included a revolver that converted to a term loan. Payments under the revolver were interest only until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest with a final payment of $3.9 million due on May 31, 2007. Interest accrues at 3.36% until June 30, 2004, and thereafter at our option either at the JPMorgan Chase prime rate or LIBOR plus 2.25%. At March 31, 2004 and December 31, 2003, the Development Loan outstanding was $6.0 million and $6.2 million, respectively.

In July 2003, we completed the financing for our expansion into the aluminum marine fabrication, repair and construction business. The expansion is part of a $5.5 million investment in our original facility in Amelia, Louisiana (“Amelia Topside”), through our subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, Conrad subsidiary Conrad Aluminum, L.L.C. contributed to the Industrial Development Board the land and buildings at the Amelia Topside yard and is leasing them back along with the items to be purchased with the bond proceeds, with a right to repurchase or extend. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in our property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Conrad and its subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.11% until June 12, 2004, and thereafter, at our option, at either the JPMorgan Chase prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) the prime rate minus one percent. As of March 31, 2004 and December 31, 2003, remaining industrial revenue bond proceeds of approximately $376,000 and $937,000, respectively, restricted for use on the aluminum facility expansion are included under the caption “Other Assets”.

The $1.5 million EDAP grant requires us to create a total of 224 new jobs by December 31, 2006 and sustain that level through December 31, 2012. If we fail to meet the job creation objectives, the state may recover related portions of the grant. As of March 31, 2004 and December 31, 2003, approximately $1.4 million of equipment had been purchased with grant proceeds. Accordingly, as of March 31, 2004 and December 31, 2003, a $1.4 million liability was included under the caption “Other Non-Current Liabilities”. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by us with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in our property, plant and equipment.

7.	SHAREHOLDERS’ EQUITY

Income (Loss) per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for “basic” and “diluted” income (loss) per share was 7,235,954 for the three months ended March 31, 2004 and 2003.

Stock-Based Compensation

We use the intrinsic value method of accounting for employee-based compensation prescribed by Accounting Principles Board (“APB”) Opinion No. 25 and, accordingly, follow the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No.123 had been applied.

Had compensation cost for our stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, net (loss) income and net (loss) income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(132)	$(321)
Add: Total stock-based employee compensation expense included in reported net loss net of related tax effects	—	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(22)

Pro forma, net loss	$(167)	$(342)

Loss per share:
Basic and diluted - as reported	$(0.02)	$(0.04)

Basic and diluted - pro forma	$(0.02)	$(0.05)

Weighted average fair value of grants	N/A	N/A

Black-Scholes option pricing model assumptions:
Risk-free interest rate	2.78%	2.83%
Expected life (years)	3.0	3.0
Volatility	72.5%	77.0%
Dividend yield	—	—

8.	SEGMENT AND RELATED INFORMATION

We classify our business into two segments:

Vessel Construction

We construct a variety of marine vessels, including large and small deck barges, single and double hull tank barges, lift boats, push boats, offshore tug boats, offshore support vessels and aluminum vessels.

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

We evaluate the performance of our segments based upon gross profit. Selling, general and administrative expenses, interest expense, other income, net, and income taxes are not allocated to the segments. Accounting policies are the same as those described in Note 1, “Summary of Significant Accounting Policies” in our Form 10-K for the year ended December 31, 2003. Intersegment sales and transfers are not significant.

Selected information as to our operations by segment is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue:
Vessel construction	$7,476	$6,800
Repair and conversions	4,227	3,674

Total revenue	11,703	10,474

Cost of revenue:
Vessel construction	7,001	6,574
Repair and conversions	3,691	3,085

Total cost of revenue	10,692	9,659

Gross profit:
Vessel construction	475	226
Repair and conversions	536	589

Total gross profit	1,011	815

Selling, general and administrative expenses	1,147	1,243

Loss from operations	(136)	(428)

Interest expense	(128)	(66)

Other income, net	57	4

Loss before income taxes	(207)	(490)

Benefit for income taxes	(75)	(169)

Net loss	$(132)	$(321)

Certain other financial information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Depreciation and amortization expense:
Vessel construction	$251	$221
Repair and conversions	270	178
Included in selling, general and administrative expenses	92	98

Total depreciation and amortization expense	$613	$497

Capital expenditures:
Vessel construction	$848	$39
Repair and conversions	—	1,643
Other	9	21

Total capital expenditures	$857	$1,703

Total assets by segment is as follows as of March 31, 2004 and December 31, 2003 (in thousands):

	2004	2003
Total assets:
Vessel construction	$21,209	$22,946
Repair and conversions	22,344	20,604
Other	11,832	10,366

Total assets	$55,385	$53,916

Certain assets, including cash and cash equivalents, and capital expenditures are allocated to corporate and are included in the “Other” caption.

Revenues included in our consolidated financial statements are derived exclusively from customers domiciled in the United States and Puerto Rico. All of our assets are located in the United States.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters – In February 2004, Swiftships Shipbuilders, LLC and two affiliates (collectively, “Swiftships”) brought suit against us, alleging that various of our actions in connection with our expansion into the aluminum marine fabrication and repair business breached in bad faith a confidentiality agreement we entered into when we were considering acquiring Swiftships. The suit also alleges that we conspired with one of our employees who is a former Swiftships employee to breach a confidentiality agreement the employee had with Swiftships as a result of his employment with them. The suit also alleges violations of the Louisiana Uniform Trade Secrets Act, unfair trade practices and fraud. The suit seeks unspecified damages and asks for injunctive relief to prevent further alleged breaches of the confidentiality agreements and misappropriation of trade secrets. The action is in its earliest stages and no formal discovery or depositions have taken place. We believe that the claims are without merit and intend to defend ourselves vigorously.

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

Employment Agreements – We have employment agreements with certain of our executive officers which provide for employment of the officers through December 31, 2005, and provide for extensions at the end of the term, subject to the parties’ mutual agreement. The minimum annual total compensation under these agreements is $343,000.

In April 2004, we entered into a separation agreement with Kenneth G. Myers, Jr., our former President and Chief Executive Officer. Subject to the terms of this agreement, Mr. Myers resigned from all of the positions he held with the Company and will be paid a total of $218,500, payable in substantially equal installments over a one-year period, and six months of COBRA continuation coverage. As a result, Mr. Myers’ benefits from the Separation agreement will be accrued in the second quarter of 2004.

Construction Commitments – As of March 31, 2004, we had an outstanding commitment of $196,000 for the construction of our new aluminum marine fabrication repair and conversion facility in Amelia, Louisiana.

Letters of Credit and Bonds – In the normal course of our business, we are required to provide letters of credit to secure the payment of workers’ compensation obligations. Additionally, under certain contracts we may be required to provide letters of credit and bonds to secure our performance and payment obligations. Outstanding letters of credit and bonds relating to these business activities amounted to $42.6 million and $46.3 million at March 31, 2004 and December 31, 2003, respectively.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. In December 2003, the FASB issued modifications to FIN 46, resulting in multiple effective dates based on the nature as well as the creation date of a variable interest entity. We do not have interests that would be considered variable interest entities under FIN 46.

* * * * * *

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q as well as our annual report on Form 10-K for the year ended December 31, 2003.

Overview

We specialize in the construction, conversion and repair of a wide variety of steel and aluminum marine vessels for commercial and government customers. These vessels include tugboats, ferries, liftboats, barges, aluminum crew/supply vessels and other offshore support vessels. We operate four shipyards: one in Morgan City, Louisiana, two in Amelia, Louisiana and one in Orange, Texas. During the first quarter of 2004, our new construction segment accounted for 63.9% of our total revenue and our repair and conversion segment accounted for 36.1% of our total revenue.

During 2003, we expanded into the aluminum marine fabrication and repair business after transforming one of our existing repair yards in Amelia, Louisiana into a facility specifically designed to handle aluminum marine fabrication and repair. We refer to this facility as “Conrad Aluminum.” In the fourth quarter of 2003, we began aluminum operations at this facility and announced our first new aluminum vessel construction contract for an aluminum crew/supply boat.

In the first quarter of 2003, we opened a new steel marine vessel repair and conversion yard at our second location in Amelia, Louisiana. We refer to this facility as “Conrad Deepwater.” During 2002 and 2003, we invested approximately $7.0 million developing the site, which we purchased in 2000. For additional information regarding our internal expansion activities, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading “Overview - Internal Expansion,” in Part I, Item I.

The demand for our products and services is dependent upon a number of factors, including the economic condition of our customers and markets, the age and state of repair of the vessels operated by our customers and the relative cost to construct a new vessel as compared with repairing an older vessel. A significant portion of our historical revenues has been derived from customers in the Gulf of Mexico oil and gas industry. Accordingly, demand for our products and services has been adversely impacted since the latter part of 1998 by decreased activity in that industry. This decreased demand has adversely affected our revenues, margins and profits, particularly in our repair and conversion segment, but also in our new construction segment. Although oil and gas prices have been relatively high for the last several years, there has not been a corresponding increase in exploration, drilling or production activity in the Gulf of Mexico. We cannot predict whether or when these activities in the Gulf of Mexico will increase.

Although there has been a decline in new construction opportunities in the Gulf of Mexico oil and gas industry, we have been successful in securing backlog in our vessel construction segment primarily from government customers. Government contracts accounted for approximately 24.9% of our backlog at December 31, 2000 and 75.5 % at March 31, 2004. Our backlog was $37.1 million at March 31, 2004 as compared to $43.6 million at December 31, 2003 and $31.8 million at March 31, 2003.

The depressed conditions in the Gulf of Mexico oil and gas industry continue to adversely affect our financial performance. Our repair business has high fixed costs primarily associated with depreciation of facilities, floating drydocks and the marine travel lift. As a result, our margins and profits are adversely affected when the volume of our work declines. These fixed costs have been increased by our expansion into the aluminum business and the opening of our new Conrad Deepwater repair yard. The reduced demand and resulting increased competition have led us to bid some work from time to time at margins lower than we would have been willing to accept historically. In addition, we have experienced inefficiencies associated with the shift in the nature of our backlog to primarily government work which requires more administrative functions than our traditional commercial customers.

We have responded to these challenges by, among other things, aggressively reducing our costs, pursuing new business opportunities, and seeking to operate more efficiently. In September 2003, we implemented an aggressive cost reduction plan, designed to achieve approximately $1 million in savings on an annualized basis. This plan includes among other items a 5% salary reduction for management and an increase in employee contributions for health insurance. In addition, we were able to obtain better rates on some of our insurance programs, and have also increased the deductible on our workers’ compensation program to take advantage of our excellent safety performance. In addition, effective March 1, 2004, we amended our employment agreements with our executive officers. The amended agreements extend employment of the officers through December 31, 2005 and further reduce the salaries of the Co-Chairmen of the Board. We will continue to seek out other opportunities to reduce costs.

In April 2004, we entered into a separation agreement with Kenneth G. Myers, Jr., our former President and Chief Executive Officer, and appointed John P. Conrad, Jr., our Co-Chairman, as President and Chief Executive Officer. Under the terms of the separation agreement, Mr. Myers resigned from all of the positions he held with the Company and will be paid a total of $218,500, payable in substantially equal installments over a one-year period, and six months of COBRA continuation coverage. As a result, Mr. Myers’ benefits from the Separation agreement will be accrued in the second quarter of 2004.

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

The continued consolidation of the domestic steel industry and an increased demand from China have put a strain on the worldwide supply of raw materials required to produce steel. China currently consumes one-third of the world output of rolled-steel. As a result, beginning in late 2003, the price of steel and steel delivery times began to increase substantially. In addition, the weak U.S. dollar together with the growing global demand has allowed U.S. steel mills to increase prices. To cover the increased cost of the raw materials, steel companies are adding surcharges on steel and passing them on to their customers. Although this increase has not had a material effect on our operations to date, sustained higher or further increased steel prices could materially increase our costs and adversely affect our margins and profits, affect the availability of steel impacting our ability to adhere to delivery schedules or cause potential customers to defer projects. We have not engaged, and currently do not intend to engage, in hedging transactions for our steel purchase requirements.

Results of Operations

The following table sets forth certain of our historical data and percentage of revenues for the periods presented (in thousands):

Conrad Industries, Inc. Summary Results of Operations

(In thousands)

	Three Months Ended March 31,
	2004		2003
Financial Data:
Revenue
Vessel construction	$7,476	63.9%	$6,800	64.9%
Repair and conversions	4,227	36.1%	3,674	35.1%

Total revenue	11,703	100.0%	10,474	100.0%

Cost of revenue
Vessel construction	7,001	93.6%	6,574	96.7%
Repair and conversions	3,691	87.3%	3,085	84.0%

Total cost of revenue	10,692	91.4%	9,659	92.2%

Gross profit
Vessel construction	475	6.4%	226	3.3%
Repair and conversions	536	12.7%	589	16.0%

Total gross profit	1,011	8.6%	815	7.8%
S G & A expenses	1,147	9.8%	1,243	11.9%

Loss from operations	(136)	-1.2%	(428)	-4.1%
Interest expense	128	1.1%	66	0.6%
Other expenses (income), net	(57)	-0.5%	(4)	0.0%

Loss before income taxes	(207)	-1.8%	(490)	-4.7%
Income tax benefit	(75)	-0.6%	(169)	-1.6%

Net loss	$(132)	-1.1%	$(321)	-3.1%

EBITDA (1)	$534	4.6%	$73	0.7%

Net cash provided by operating activities	$2,768		$234

Net cash used in investing activities	$(166)		$(1,703)

Net cash (used in) provided by financing activities	$(70)		$879

Operating Data: Labor hours	153		132

(1)	Represents earnings before deduction of interest, taxes, depreciation and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. We have included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company’s historical ability to incur and service debt. EBITDA as defined and measured by us may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA for the periods presented (in thousands):

	Three months ended March 31,
	2004	2003
Net cash provided by operating activities	$2,768	$234
Interest expense	128	66
Benefit for income taxes	(75)	(169)
Deferred income tax (provision) benefit	(13)	38
Gain on sale of assets	51	—
Changes in operating assets and liabilities	(2,325)	(96)

EBITDA	$534	$73

During the three months ended March 31, 2004, we generated revenue of $11.7 million, an increase of approximately $1.2 million, or 11.7%, compared to $10.5 million generated for the same period of 2003. The increase was a result of a $676,000 (9.9%) increase in vessel construction revenue to $7.5 million and a $553,000 (15.1%) increase in repair and conversion revenue to $4.2 million for the first quarter of 2004 compared to the first three months of 2003. The increase in revenue for the current year is primarily a result of an increase in production hours. Vessel construction hours for the first quarter of 2004 increased 8.4%, when compared to the same period in 2003 primarily as a result of the sale of barges built in 2003 and not under customer contract at the end of 2003 and the timing of the execution of our backlog. Repair and conversion hours were higher by 23.2% when compared to the same period in 2003 as a result of a single, large, fixed price repair project.

Gross profit was $1.0 million (8.6% of revenue) for the first three months of 2004 as compared to gross profit of $815,000 (7.8% of revenue) for the first quarter of 2003. Vessel construction gross profit increased $249,000, or 110.2%, for the first quarter of 2004 compared to $226,000 for the same period in 2003. Repair and conversion gross profit decreased $53,000, or 9.0%, for the first three months of 2004 compared to $589,000 for the first quarter of 2003. The increase in vessel construction gross profit was the result of a $50,000 forward loss recorded in the first quarter of 2003 on a commercial contract in progress for four vessels as well as depressed margins in the first quarter of 2003 resulting from the disruptive effect this contract had on other vessels being built concurrently in the same yard. Several of the vessels in our backlog during the first quarter of 2004 are in the initial stages of construction. As a result, margins should improve when the vessels reach a higher degree of completion and the associated risks are mitigated. Vessel construction gross profit margins increased to 6.4% for the first three months of 2004, compared to gross profit margins of 3.3% for the first quarter of 2003. The decrease in repair and conversion gross profit was primarily attributable to a single, large, low margin fixed price repair job which was contracted and performed in the first quarter of 2004 to help offset the depressed oil and gas activity upon which our repair segment is dependent. Current year repair segment operations also reflect the increased fixed costs associated with the additional capacity at Conrad Deepwater, which has not generated to date significant increased utilization. Repair and conversion gross profits margins were 12.7% for the first quarter of 2004, compared to gross profit margins of 16.0% for the same period of 2003.

Selling, general and administrative expenses (“SG&A”) decreased $96,000, or 7.7%, to $1.1 million (9.8% of revenue) for the first quarter of 2004, as compared to $1.2 million (11.9% of revenue) for the same period of 2003. The decrease in SG&A was primarily a result of the positive impact of our cost reduction plan implemented in late 2003 as well as the curtailment of start-up expenses associated with our aluminum marine fabrication and repair facility incurred during 2003.

Interest expense increased $62,000 to $128,000 for the first three months of 2004 as compared to interest expense of $66,000 for the same period of 2003. The increase is primarily the result of an increase in the average outstanding loan balance associated with our expansion into aluminum marine fabrication and repair and the development of Conrad Deepwater and the capitalization of interest related to the development of Conrad Deepwater in the prior year period. The increase is also a result of an increase in the variable interest rates on the Term and Development Loans, described in “Liquidity and Capital Resources”, which we expect to continue to cause interest expense in 2004 to be higher than 2003.

We had an income tax benefit of $75,000 for the first quarter of 2004, compared to an income tax benefit of $169,000 for the first three months of 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.8 million for the first three months of 2004 compared to net cash provided by operating activities of $234,000 for the prior year period. The increase is due to net decreases in billings related to costs and estimated earnings on uncompleted contracts, inventory and other assets and an increase in accounts payable offset by an increase in accounts receivable. The improvements in billings related to costs and estimated earnings and billings on uncompleted contracts are the result of favorable billing terms in the contracts in our backlog. Our working capital position was $4.9 million at March 31, 2004 compared to $5.0 million at December 31, 2003. The decrease in working capital was primarily a result of the loss from operations.

Our capital requirements historically have been primarily for expansion and improvements to our facilities and equipment. Our net cash used in investing activities of $166,000 for the three months ended March 31, 2004 reflected capital expenditures of approximately $801,000 for the development of Conrad Aluminum and approximately $56,000 for improvements to facilities and equipment offset by a draw of project funds for the development of Conrad Aluminum of $561,000 and proceeds from the sale of assets of $130,000 For 2004, the Board of Directors has approved approximately $638,000 in capital expenditures for the repair and upgrade of existing facilities in addition to the completion of the aluminum facility expansion. As of March 31, 2004, we had an outstanding commitment of $196,000 related to the completion of our aluminum facility. Substantially all of this commitment is expected to be paid within the next twelve months.

Net cash used in financing activities was $70,000 for the three months ended March 31, 2004 which included the repayment of $433,000 of debt partially offset by proceeds from the grant from the State of Louisiana of $363,000.

We have a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rates are variable, and interest accrues at our option either at the JPMorgan Chase prime rate or LIBOR plus 2.25%. The Loan Agreement is secured by substantially all of our assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios, including a current ratio requirement, a debt to tangible net worth requirement, a minimum tangible net worth requirement, and a debt service coverage ratio that could limit our use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits us from paying dividends without the consent of the lender and restricts our ability to incur additional indebtedness. We are in compliance with these covenants as of March 31, 2004.

The Term Loan is payable in 37 remaining monthly principal payments of $107,000 plus interest, with a final payment of $2.3 million due on May 31, 2007. At March 31, 2004, the Term Loan balance outstanding was $6.2 million and the interest rate was 3.13%.

The Revolving Credit Facility permits us to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2005. No draws were outstanding as of March 31, 2004.

On July 18, 2002 we entered into the Development Loan which provided financing totaling $6.7 million to fund the development of Conrad Deepwater. The Development Loan included a revolver that converted to a term loan. Payments under the revolver included interest only payments until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest, with a final balloon payment of $3.9 million due on May 31, 2007. At March 31, 2004, the Development Loan balance outstanding was $6.0 million and the interest rate was 3.36%.

In July 2003, we completed the financing for our expansion into the aluminum marine fabrication, repair and construction business. The expansion is part of a $5.5 million investment in our original facility in Amelia, Louisiana (“Amelia Topside”), through our subsidiary Conrad Aluminum, L.L.C. The financing includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, we contributed to the Industrial Development Board the land and buildings at the Conrad Aluminum yard and are leasing them back along with the items purchased with the bond proceeds, with a right to repurchase the facility or extend the lease. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in our property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Our parent company and all of our subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.11% until June 12, 2004, and thereafter, at our option, at either the JPMorgan Chase prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) the prime rate minus one percent. As of March 31, 2004, remaining industrial revenue bond proceeds of approximately $376,000 restricted for use on the aluminum facility expansion are included under the caption “Other Assets” on our consolidated balance sheet for the period ended March 31, 2004.

The $1.5 million EDAP grant requires us to create a total of 224 new jobs by December 31, 2006 and sustain that level through December 31, 2012. If we fail to meet the job creation objectives, the state may recover related portions of the grant. As of March 31, 2004, approximately $1.4 million of equipment had been purchased with grant proceeds. Accordingly, as of March 31, 2004, a $1.4 million liability was included under the caption “Other Non-Current Liabilities” on our consolidated balance sheet for the period ended March 31, 2004. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by us with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in our property, plant and equipment on our consolidated balance sheet as of March 31, 2004.

In the normal course of our business, we are required to provide letters of credit as security for our workers compensation insurance programs. Additionally, under certain contracts we may be required to provide letters of credit and bonds to secure our performance and payment obligations. At March 31, 2004, outstanding letters of credit and bonds amounted to $42.6 million. We believe that general industry conditions have led customers to require performance bonds more often than in the past. We believe that we have secured adequate bonding for potential future job prospects. Although we believe that we will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms we regard as acceptable, there can be no assurance we will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

Our backlog was $37.1 million at March 31, 2004 as compared to $43.6 million at December 31, 2003 and $31.8 million at March 31, 2003.

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

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. In December 2003, the FASB issued modifications to FIN 46, resulting in multiple effective dates based on the nature as well as the creation date of a variable interest entity. We do not have interests that would be considered variable interest entities under FIN 46.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the risk of changing interest rates. Interest on all of our long-term debt including current maturities, amounting to $16.1 million with an average interest rate of 3.21% at March 31, 2004, was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $161,000 per year if we were to maintain the same debt level and structure.

Item 4: Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	—	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

3.2	—	Amended and Restated Bylaws (filed as Exhibit 3.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.1	—	Specimen Common Stock Certificate (filed as Exhibit 4 to our Registration Statement on Form 8-A filed May 14, 1998 and incorporated by reference herein).

4.2	—	Registration Rights Agreement by and among Conrad Industries, Inc., J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The James P. Court Trust, William H. Hidalgo, and Cecil A. Hernandez (filed as Exhibit 4.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.3	—	Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock Transfer & Trust Company (filed as Exhibits 1, 2, 3 and 4 to our Registration Statement on Form 8-A filed May 29, 2002 and incorporated by reference herein).

10.1	—	Separation Agreement between Conrad Industries, Inc. and Kenneth G. Myers, Jr. dated April 2, 2004 (filed as Exhibit 10 to our Current Report on From 8-K filed April 2, 2004 and incorporated by reference herein).

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On February 18, 2004, we filed a report on Form 8-K to report our fourth quarter 2003 and full year 2003 results.

On April 2, 2004, we filed a report on Form 8-K to report the terms and conditions of the Separation Agreement by and between the Company and Kenneth G. Myers, Jr., our former President & Chief Executive Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004

CONRAD INDUSTRIES, INC.

By:	/S/ LEWIS J. DERBES, JR.
Lewis J. Derbes, Jr.
Vice President and Chief Financial Officer