Form 10-Q
period 2004-06-30
CONRAD INDUSTRIES INC
filed 2004-08-16
CIK 1059167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-24263

CONRAD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-1416999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Brashear Ave., Suite 200 P.O. Box 790 Morgan City, Louisiana	70381
(Address of principal executive offices)	(Zip Code)

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

As of August 16, 2004, 7,235,954 shares of the registrant’s Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,090	$4,412
Accounts receivable, net	4,784	3,683
Costs and estimated earnings, net in excess of billings on uncompleted contracts	2,436	2,951
Inventories	287	820
Other receivables	1,397	1,551
Other current assets	1,312	1,222

Total current assets	16,306	14,639

PROPERTY, PLANT AND EQUIPMENT, net	33,880	34,156

GOODWILL	4,101	4,101

OTHER ASSETS	186	1,020

TOTAL ASSETS	$54,473	$53,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,670	$3,506
Accrued employee costs	868	574
Accrued expenses	1,433	824
Current maturities of long-term debt	2,247	2,247
Billings in excess of costs and estimated earnings, net on uncompleted contracts	4,023	2,464

Total current liabilities	12,241	9,615

LONG-TERM DEBT, less current maturities	13,265	14,259

DEFERRED INCOME TAXES	2,783	3,203

OTHER NON-CURRENT LIABILITIES	1,500	1,447

Total liabilities	29,789	28,524

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value 20,000,000 shares authorized, 7,276,437 in 2004 and 2003	73	73
Additional paid-in capital	29,000	29,000
Treasury stock at cost, 40,483 shares in 2004 and 2003	(211)	(211)
Accumulated deficit	(4,178)	(3,470)

Total shareholders’ equity	24,684	25,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,473	$53,916

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE	$9,016	$9,338	$20,719	$19,812
COST OF REVENUE	8,662	9,405	19,354	19,064

GROSS PROFIT (LOSS)	354	(67)	1,365	748
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,134	944	2,281	2,187

LOSS FROM OPERATIONS	(780)	(1,011)	(916)	(1,439)
INTEREST EXPENSE	(134)	(107)	(262)	(173)
OTHER INCOME, NET	21	8	78	12

LOSS BEFORE INCOME TAXES	(893)	(1,110)	(1,100)	(1,600)
BENEFIT FOR INCOME TAXES	(317)	(384)	(392)	(553)

NET LOSS	$(576)	$(726)	$(708)	$(1,047)

Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.10)	$(0.14)

Basic and diluted weighted average common shares outstanding	7,236	7,233	7,236	7,233

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708)	$(1,047)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,235	1,060
Deferred income tax benefit	(439)	(67)
Gain on sale of assets	(69)	—
Changes in assets and liabilities:
Accounts receivable	(1,101)	188
Net change in billings related to cost and estimated earnings on uncompleted contracts	2,074	2,052
Inventory and other assets	301	(953)
Accounts payable, accrued expenses and other liabilities	1,067	(485)

Net cash provided by operating activities	2,360	748

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(1,031)	(2,565)
Draw of project funds, net	832	—
Proceeds from sale of assets	148	—

Net cash used in investing activities	(51)	(2,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(994)	(816)
Proceeds from issuance of debt	—	1,200
Proceeds from grant from State of Louisiana	363	—

Net cash (used in) provided by financing activities	(631)	384

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,678	(1,433)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,412	6,427

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,090	$4,994

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$252	$173

Taxes paid	$—	$—

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain amounts previously reported have been reclassified to conform with the presentation at June 30, 2004.

2.	TRADE RECEIVABLES

Receivables consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
U.S. Government:
Amounts billed	$2,999	$1,723
Unbilled costs and estimated earnings on uncompleted contracts	297	852

	3,296	2,575

Commercial:
Amounts billed	1,785	1,960
Unbilled costs and estimated earnings on uncompleted contracts	2,139	2,099

Total	$7,220	$6,634

Included above in amounts billed is an allowance for doubtful accounts of $43,000 and $16,000 at June 30, 2004 and December 31, 2003, respectively. During 2004, we reserved approximately $27,000 related to receivables deemed uncollectible with certain commercial repair customers. During 2003, there were no significant transactions recorded in the allowance for doubtful accounts.

Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at June 30, 2004, substantially all is expected to be collected within the next twelve months.

Information with respect to uncompleted contracts as of June 30, 2004 and December 31, 2003 is as follows (in thousands):

	2004	2003
Costs incurred on uncompleted contracts	$36,824	$20,946
Estimated earnings, net	1,739	1,416

	38,563	22,362
Less billings to date	(40,150)	(21,875)

	$(1,587)	$487

The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

	2004	2003
Costs and estimated earnings, net in excess of billings on uncompleted contracts	$2,436	$2,951
Billings in excess of cost and estimated earnings, net on uncompleted contracts	(4,023)	(2,464)

Total	$(1,587)	$487

We recorded charges of approximately $260,000 in the second quarter of 2004 and $372,000 in 2003 to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress. As of June 30, 2004 and December 31, 2003, approximately $277,000 and $50,000, respectively, of this provision is included in costs and estimated earnings, net in excess of billings on uncompleted contracts.

3.	INVENTORIES

Inventories consist of excess job related materials and supplies. They are stated at the lower of cost (first-in, first-out basis) or market. Inventories at December 31, 20003, also included $624,000 of costs related to vessels in progress not under customer contract. As of June 30, 2004, no such amounts were outstanding.

4.	OTHER RECEIVABLES

Other receivables consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Grants receivable from State of Louisiana	$93	$403
Income tax receivable	969	1,006
Other	335	142

Total	$1,397	$1,551

Substantially all of these amounts at June 30, 2004, are expected to be collected within the next twelve months.

5.	GOODWILL

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

During the first quarter of 2004, we completed our annual update of the impairment test as prescribed in SFAS No. 142 with respect to existing goodwill. The first step of the goodwill impairment test indicated that the fair value of each of our reporting units exceeded its respective carrying amount. As no impairment was indicated, the second step of the test, as defined under SFAS No. 142, was not required to be performed.

The carrying amount of goodwill of $4.1 million as of June 30, 2004 and December 31, 2003 relates entirely to the Orange Shipbuilding reporting unit, which is part of our vessel construction segment.

6.	LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Term loan - Bank, variable interest rate (3.43% at June 30, 2004), due May 31, 2007	$5,904	$6,439

Development loan - Bank, variable interest rate (3.36% at June 30, 2004), due May 31, 2007	5,830	6,178

Industrial revenue bonds - St. Mary Parish, variable interest rate (3.39% at June 30, 2004), due August 1, 2018	3,778	3,889

	15,512	16,506
Less current maturities	(2,247)	(2,247)

	$13,265	$14,259

The Revolving Credit Facility permits us to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2005. As of June 30, 2004 and December 31, 2003, no amounts were outstanding on the Revolving Credit Facility.

We have a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rates are variable, and interest accrues at our option either at the JPMorgan Chase prime rate or LIBOR plus 2.25%. The Loan Agreement is secured by substantially all of our assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios which could limit our use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits us from paying dividends without the consent of the lender and restricts our ability to incur additional indebtedness. At June 30, 2004, the Company was in compliance with these covenants. On August 11, 2004, the Loan Agreement was further amended to relax some of the financial covenants and to increase the variable interest rate option by 50 basis points thereby changing the variable interest rate option to either the JPMorgan Chase prime rate plus 0.5% or LIBOR plus 2.75%. The amendment is filed as an exhibit to this report.

The Term Loan has a maturity date of May 31, 2007 and is payable in 34 remaining monthly principal payments of $107,000 plus interest, with a final payment of $2.3 million. Interest accrues at 3.43% until July 30, 2004, at

3.45% until November 1, 2004, and thereafter at our option at either the JPMorgan Chase prime rate or LIBOR plus 2.25%. At June 30, 2004 and December 31, 2003, the Term Loan balance outstanding was $5.9 million and $6.4 million, respectively.

On July 18, 2002, we entered into the Development Loan which provided financing totaling $6.7 million to fund the development of Conrad Deepwater. The Development Loan included a revolver that converted to a term loan. Payments under the revolver were interest only until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest with a final payment of $3.9 million due on May 31, 2007. Interest accrues at 3.86% from July 1, 2004 until September 30, 2004, and thereafter at our option either at the JPMorgan Chase prime rate or LIBOR plus 2.25%. At June 30, 2004 and December 31, 2003, the Development Loan outstanding was $5.8 million and $6.2 million, respectively.

In July 2003, we completed the financing for our expansion into the aluminum marine fabrication, repair and construction business. The expansion is part of a $5.5 million investment in our original facility in Amelia, Louisiana (“Amelia Topside”), through our subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, Conrad subsidiary Conrad Aluminum, L.L.C. contributed to the Industrial Development Board the land and buildings at the Amelia Topside yard and is leasing them back along with the items to be purchased with the bond proceeds, with a right to repurchase or extend. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in our property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Conrad and its subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.39% until September 14, 2004, and thereafter, at our option, at either the JPMorgan Chase prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) the prime rate minus one percent. As of June 30, 2004 and December 31, 2003, remaining industrial revenue bond proceeds of approximately $105,000 and $937,000, respectively, restricted for use on the aluminum facility expansion are included under the caption “Other Assets”.

The $1.5 million EDAP grant requires us to create a total of 224 new jobs by December 31, 2006 and sustain that level through December 31, 2012. If we fail to meet the job creation objectives, the state may recover related portions of the grant. As of June 30, 2004 and December 31, 2003, approximately $1.5 million and $1.4 million, respectively, of equipment had been purchased with grant proceeds. Accordingly, as of June 30, 2004 and December 31, 2003, a $1.5 million and $1.4 million liability, respectively, was included under the caption “Other Non-Current Liabilities”. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by us with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in our property, plant and equipment.

7.	SHAREHOLDERS’ EQUITY

Income (Loss) per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for “basic” and “diluted” income (loss) per share was 7,235,954 for the three and six months ended June 30, 2004 and 7,233,454 for the three and six months ended June 30, 2003.

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

Had compensation cost for our stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, net (loss) income and net (loss) income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(576)	$(726)	$(708)	$(1,047)
Add: Total stock-based employee compensation expense included in reported net loss net of related tax effects	—	2	—	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(28)	(67)	(49)

Pro forma, net loss	$(612)	$(752)	$(775)	$(1,093)

Loss per share:
Basic and diluted - as reported	$(0.08)	$(0.10)	$(0.10)	$(0.14)

Basic and diluted - pro forma	$(0.08)	$(0.10)	$(0.11)	$(0.15)

Weighted average fair value of grants	$1.08	$1.38	$1.08	$1.38

Black-Scholes option pricing model assumptions:
Risk-free interest rate	3.81%	3.07%	3.81%	3.07%
Expected life (years)	3.0	3.0	3.0	3.0
Volatility	71.7%	77.5%	71.7%	77.5%
Dividend yield	—	—	—	—

8.	SEGMENT AND RELATED INFORMATION

We classify our business into two segments:

Vessel Construction

We construct a variety of marine vessels, including large and small deck barges, single and double hull tank barges, ferries, lift boats, push boats, offshore tug boats, offshore support vessels and aluminum vessels.

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

Selected information as to our operations by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Vessel construction	$5,778	$6,472	$13,254	$13,272
Repair and conversions	3,238	2,866	7,465	6,540

Total revenue	9,016	9,338	20,719	19,812

Cost of revenue:
Vessel construction	5,929	6,469	12,930	13,043
Repair and conversions	2,733	2,936	6,424	6,021

Total cost of revenue	8,662	9,405	19,354	19,064

Gross profit:
Vessel construction	(151)	3	324	229
Repair and conversions	505	(70)	1,041	519

Total gross profit	354	(67)	1,365	748
Selling, general and administrative expenses	1,134	944	2,281	2,187

Loss from operations	(780)	(1,011)	(916)	(1,439)
Interest expense	(134)	(107)	(262)	(173)
Other income, net	21	8	78	12

Loss before income taxes	(893)	(1,110)	(1,100)	(1,600)
Benefit for income taxes	(317)	(384)	(392)	(553)

Net loss	$(576)	$(726)	$(708)	$(1,047)

Certain other financial information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Depreciation and amortization expense:
Vessel construction	$259	$222	$510	$443
Repair and conversions	271	244	541	422
Included in selling, general and administrative expenses	92	97	184	195

Total depreciation and amortization expense	$622	$563	$1,235	$1,060

Capital expenditures:
Vessel construction	$123	$226	$971	$265
Repair and conversions	51	622	51	2,265
Other	—	14	9	35

Total capital expenditures	$174	$862	$1,031	$2,565

Total assets by segment is as follows as of June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Total assets:
Vessel construction	$22,894	$22,946
Repair and conversions	20,634	20,604
Other	10,945	10,366

Total assets	$54,473	$53,916

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

Employment Agreements – We have employment agreements with certain of our executive officers which provide for employment of the officers through December 31, 2005, and provide for extensions at the end of the term, subject to the parties’ mutual agreement. As of June 30, 2004, the minimum annual total compensation under these agreements was $343,000.

In April 2004, we entered into a separation agreement with Kenneth G. Myers, Jr., our former President and Chief Executive Officer. Subject to the terms of this agreement, Mr. Myers resigned from all of the positions he held with the Company and will be paid a total of $218,500, payable in substantially equal installments over a one-year period, and six months of COBRA continuation coverage. As a result, Mr. Myers’ benefits from the Separation agreement were accrued in the second quarter of 2004.

In August 2004, we entered into an employment agreement with Cecil A. Hernandez providing for employment as our Executive Vice President and Chief Operating Officer through December 31, 2005 and annual extensions thereafter, subject to the parties’ mutual agreement. The minimum annual total compensation under the agreement is $150,000.

In addition, our current Chief Financial Officer, Lewis Derbes, Jr. has elected to resign as CFO effective September 3, 2004 to pursue other business opportunities. The Board plans to initiate a comprehensive search for a successor. Cecil Hernandez will serve as interim CFO if necessary.

Construction Commitments – As of June 30, 2004, we had an outstanding commitment of $22,000 for the construction of our new aluminum marine fabrication repair and conversion facility in Amelia, Louisiana.

Letters of Credit and Bonds – In the normal course of our business, we are required to provide letters of credit to secure the payment of workers’ compensation obligations. Additionally, under certain contracts we may be required to provide letters of credit and bonds to secure our performance and payment obligations. Outstanding letters of credit and bonds relating to these business activities amounted to $41.0 million and $46.3 million at June 30, 2004 and December 31, 2003, respectively.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. In December 2003, the FASB issued modifications to FIN 46 (“FIN46R”), resulting in multiple effective dates based on the nature as well as the creation date of a variable interest entity. We do not have interests that would be considered variable interest entities under FIN 46.

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

Overview

We specialize in the construction, conversion and repair of a wide variety of steel and aluminum marine vessels for commercial and government customers. These vessels include tugboats, ferries, liftboats, barges, aluminum crew/supply vessels and other offshore support vessels. We operate four shipyards: one in Morgan City, Louisiana, two in Amelia, Louisiana and one in Orange, Texas. During the first six months of 2004, our new construction segment accounted for 64.0% of our total revenue and our repair and conversion segment accounted for 36.0% of our total revenue.

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

Although there has been a decline in new construction opportunities in the Gulf of Mexico oil and gas industry, we have been successful in securing backlog in our vessel construction segment primarily from government customers. Government contracts accounted for approximately 24.9% of our backlog at December 31, 2000 and 80.4% at June 30, 2004. Our backlog was $31.4 million at June 30, 2004 as compared to $43.6 million at December 31, 2003 and $34.8 million at June 30, 2003. Subsequent to the end of the quarter, we were awarded an $8.9 million contract by the United States Army Corps of Engineers for the design and construction of a 144-foot, 3300 HP, ABS-Classed welded steel towboat. After an extended design phase, production is scheduled to begin in the first half of 2005.

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

In April 2004, we entered into a separation agreement with Kenneth G. Myers, Jr., our former President and Chief Executive Officer, and appointed John P. Conrad, Jr., our Co-Chairman, as President and Chief Executive Officer. Under the terms of the separation agreement, Mr. Myers resigned from all of the positions he held with the Company and will be paid a total of $218,500, payable in substantially equal installments over a one-year period, and six months of COBRA continuation coverage. As a result, Mr. Myers’ benefits from the separation agreement have been accrued in the second quarter of 2004.

In August 2004, we entered into an employment agreement with Cecil A. Hernandez providing for employment as our Executive Vice President and Chief Operating Officer through December 31, 2005 and annual extensions thereafter, subject to the parties’ mutual agreement. The minimum annual total compensation under the agreement is $150,000.

In addition, our current Chief Financial Officer, Lewis Derbes, Jr. has elected to resign as CFO effective September 3, 2004 to pursue other business opportunities. The Board plans to initiate a comprehensive search for a successor. Cecil Hernandez will serve as interim CFO if necessary.

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

The continued consolidation of the domestic steel industry and an increased demand from China have put a strain on the worldwide supply of raw materials required to produce steel. China currently consumes one-third of the world output of rolled-steel. As a result, beginning in late 2003, the price of steel and steel delivery times began to increase substantially. In addition, the weak U.S. dollar together with the growing global demand has allowed U.S. steel mills to increase prices. To cover the increased cost of the raw materials, steel companies are adding surcharges on steel and passing them on to their customers. During 2004, the rising cost of steel has increased our costs thereby adversely impacting our gross profit margins. Higher steel prices may also be causing customers to defer projects. Sustained higher or further increased steel prices could materially increase our costs and adversely affect our margins and profits and could affect the availability of steel thereby impacting our ability to adhere to delivery schedules. We have not engaged, and currently do not intend to engage, in hedging transactions for our steel purchase requirements.

Results of Operations

The following table sets forth certain of our historical data and percentage of revenues for the periods presented (in thousands):

Conrad Industries, Inc. Summary Results of Operations

(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Financial Data:
Revenue
Vessel construction	$5,778	64.1%	$6,472	69.3%	$13,254	64.0%	$13,272	67.0%
Repair and conversions	3,238	35.9%	2,866	30.7%	7,465	36.0%	6,540	33.0%

Total revenue	9,016	100.0%	9,338	100.0%	20,719	100.0%	19,812	100.0%

Cost of revenue
Vessel construction	5,929	102.6%	6,469	100.0%	12,930	97.6%	13,043	98.3%
Repair and conversions	2,733	84.4%	2,936	102.4%	6,424	86.1%	6,021	92.1%

Total cost of revenue	8,662	96.1%	9,405	100.7%	19,354	93.4%	19,064	96.2%

Gross profit
Vessel construction	(151)	-2.6%	3	0.0%	324	2.4%	229	1.7%
Repair and conversions	505	15.6%	(70)	-2.4%	1,041	13.9%	519	7.9%

Total gross profit	354	3.9%	(67)	-0.7%	1,365	6.6%	748	3.8%
S G & A expenses	1,134	12.6%	944	10.1%	2,281	11.0%	2,187	11.0%

Loss from operations	(780)	-8.7%	(1,011)	-10.8%	(916)	-4.4%	(1,439)	-7.3%
Interest expense	134	1.5%	107	1.1%	262	1.3%	173	0.9%
Other expenses (income), net	(21)	-0.2%	(8)	-0.1%	(78)	-0.4%	(12)	-0.1%

Loss before income taxes	(893)	-9.9%	(1,110)	-11.9%	(1,100)	-5.3%	(1,600)	-8.1%
Income tax benefit	(317)	-3.5%	(384)	-4.1%	(392)	-1.9%	(553)	-2.8%

Net loss	$(576)	-6.4%	$(726)	-7.8%	$(708)	-3.4%	$(1,047)	-5.3%

EBITDA (1)	$(137)	-1.5%	$(440)	-4.7%	$397	1.9%	$(367)	-1.9%

Net cash (used in) provided by operating activities	$(408)		$514		$2,360		$748

Net cash provided by (used in) investing activities	$115		$(862)		$(51)		$(2,565)

Net cash (used in) provided by financing activities	$(561)		$(495)		$(631)		$384

Operating Data: Labor hours	112		123		265		255

(1)	Represents earnings before deduction of interest, taxes, depreciation and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. We have included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company’s historical ability to incur and service debt. EBITDA as defined and measured by us may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

The following table sets forth a reconciliation of net cash (used in) provided by operating activities to EBITDA for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net cash (used in) provided by operating activities	$(408)	$514	$2,360	$748
Interest expense	134	107	262	173
Benefit for income taxes	(317)	(384)	(392)	(553)
Deferred income tax benefit	452	29	439	67
Gain on sale of assets	18	—	69	—
Changes in operating assets and liabilities	(16)	(706)	(2,341)	(802)

EBITDA	$(137)	$(440)	$397	$(367)

Revenue for the second quarter of 2004 decreased $322,000, or 3.4%, to $9.0 million compared to $9.3 million for the second quarter of 2003 while revenue for the first six months of 2004 reflected an increase of $907,000, or 4.6%, compared to the same period in the prior year. Vessel construction revenue decreased $694,000, or 10.7%, and $18,000, or 0.1% for the second quarter and first six months of 2004 compared to the same periods in 2003. Repair and conversion revenue increased $372,000 for the second quarter of 2004, or 13.0%, compared to the same period of the prior year, while repair and conversion revenue increased $925,000, or 14.1%, for the first six months of 2004 compared to the same period in 2003. The decrease in revenue in the current quarter is primarily a result of the overall decrease in production hours primarily associated with the timing of the execution of our new construction backlog. The increase in revenue in the six month period is primarily a result of an increase in production hours in our repair and conversion segment and the sale of barges built and not under customer contract at the end of 2003. Vessel construction hours for the second quarter of 2004 decreased 7.3% compared to the same period in 2003 while remaining essentially flat for the first six months of 2004 compared to the same year earlier period. Repair and conversion hours decreased 10.7% for the three months ended June 30, 2004, and increased 7.6% for the first six months of 2004 when compared to the same period in 2003.

Gross profit for the second quarter and first six months of 2004 increased $421,000, or 628.4%, and $617,000, or 82.5%, respectively, compared to the same periods of the prior year. Vessel construction gross profit decreased $154,000, for the second quarter of 2004 compared to the second quarter of 2003, while vessel construction gross profit increased $95,000, or 41.5%, for the first six months of 2004 compared to the same period in 2003. Repair and conversion gross profit increased $575,000, or 821.4%, and $522,000, or 100.6%, for the second quarter and first six months of 2004 compared to the same periods of the prior year.

Vessel construction gross profit continues to be depressed primarily as a result of (1) the lack of production hours associated with less demand for commercial vessel construction jobs, (2) continuing delays in transitioning from design to production on a major project for four vessels in our backlog and the corresponding lack of overhead absorption, and (3) the continued upward pressures on the price of steel. As a result of these factors, in the second quarter of 2004, we recorded charges on two vessel construction projects totaling approximately $260,000. The delay in design approval on the four vessel project, which we believe was caused primarily by the customer, caused our overhead rates to rise because we could not take on additional work while we waited for the notice to proceed from the customer. In addition, these customer-induced delays caused us to incur additional costs to purchase steel and other material for this project as a result of the surging prices of steel and other price increases. We are engaged in discussions with this customer for recovery of these additional costs and are hopeful that we will be able to reach a favorable resolution to these matters. We are optimistic that we will not experience further customer-induced delays on the project; however, more unanticipated delays could cause us to realize additional losses on the project if we are unable to secure other work to absorb our overhead during the delay. In addition, we currently have one construction project at our aluminum facility, which is absorbing all of the construction overhead at that facility and caused us to realize a loss on the project during the second quarter. If we are not successful in obtaining new construction work for the aluminum facility in the near future, this project may be required to absorb additional overhead thereby further increasing our loss on the project. Management is focused on pursuing all types of vessel construction projects to add to our backlog in order to alleviate some of the upward pressure on our overhead rates.

Repair and conversion gross profit for the current year periods improved primarily as a result of the overhead absorption benefits associated with the single, large, low margin fixed price repair job, as well as the disruptive impact in early 2003 associated with the transition and relocation of the our core repair and conversion operations to Conrad Deepwater. In addition, the gross margins were depressed in the prior year period as a result of increases in the estimated costs at completion on a single significant fixed price repair and conversion contract that was scheduled for delivery during this transition period.

Selling, general and administrative expenses (“SG&A”) increased $190,000, or 20.1%, for the second quarter of 2004 and $94,000, or 4.3%, for the first six months of 2004, respectively, compared to the same periods in 2003. The increase in SG&A for the current year periods was primarily associated with our accrual during the second quarter of 2004 of all of the benefits under the separation agreement entered into with our former President and Chief Executive Officer during April of 2004. This accrual offset the benefits the Company has recognized in SG&A as a result of the implementation of the cost reduction program.

Interest expense increased $27,000, or 25.2%, for the second quarter of 2004, and $89,000, or 51.4%, for the first six months of 2004 compared to the same periods in the prior year. The increase is primarily the result of an increase in the average outstanding loan balance associated with our expansion into aluminum marine fabrication and repair and the development of Conrad Deepwater and the capitalization of interest related to the development of Conrad Deepwater in the prior year period. The increase is also a result of an increase in the variable interest rates on the Term and Development Loans, described in “Liquidity and Capital Resources”, which we expect to continue to cause interest expense in 2004 to be higher than 2003.

The Company had an income tax benefit of $317,000 for the second quarter of 2004 compared to an income tax benefit of $384,000 in the same period of 2003. For the six months ended June 30, 2004, the Company had an income tax benefit of $392,000 compared to an income tax benefit of $553,000 for the same period of the prior year. The income tax benefits are primarily attributable to the losses from operations as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities was $2.4 million for the first six months of 2004 compared to net cash provided by operating activities of $748,000 for the prior year period. The increase is due to net decreases in billings related to costs and estimated earnings on uncompleted contracts, inventory and other assets and an increase in accounts payable, offset by an increase in accounts receivable. The improvements in billings related to costs and estimated earnings and billings on uncompleted contracts are the result of favorable billing terms in the contracts in our backlog. Our working capital position was $4.1 million at June 30, 2004 compared to $5.0 million at December 31, 2003. The decrease in working capital was primarily a result of the loss from operations.

Our capital requirements historically have been primarily for expansion and improvements to our facilities and equipment. Our net cash used in investing activities of $51,000 for the six months ended June 30, 2004 reflected capital expenditures of approximately $876,000 for the development of Conrad Aluminum and approximately $155,000 for improvements to facilities and equipment, partially offset by a draw of project funds for the development of Conrad Aluminum of $832,000 and proceeds from the sale of assets of $148,000. For 2004, the Board of Directors has approved approximately $638,000 in capital expenditures for the repair and upgrade of existing facilities in addition to the completion of the aluminum facility expansion. As of June 30, 2004, we had an outstanding commitment of $22,000 related to the completion of our aluminum facility. Substantially all of this commitment is expected to be paid within the next twelve months. Accordingly, we expect capital expenditures for the remainder of 2004 to be no more than approximately $500,000.

Net cash used in financing activities was $631,000 for the six months ended June 30, 2004 which included the repayment of $994,000 of debt, partially offset by proceeds from the grant from the State of Louisiana of $363,000.

We have a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rates are variable, and interest accrues at our option either at the JPMorgan Chase prime rate or LIBOR plus 2.25%. The Loan Agreement is secured by substantially all of our assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios which could limit our use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits us from paying dividends without the consent of the lender and restricts our ability to incur additional indebtedness. We are in compliance with these covenants as of June 30, 2004. On August 11, 2004, the Loan Agreement was further amended to relax some of the financial covenants and to increase the variable interest rate option by 50 basis points thereby changing the variable interest rate option to either the JPMorgan Chase prime rate plus 0.5% or LIBOR plus 2.75%. The amendment is filed as an exhibit to this report.

The Term Loan is payable in 34 remaining monthly principal payments of $107,000 plus interest, with a final payment of $2.3 million due on May 31, 2007. At June 30, 2004, the Term Loan balance outstanding was $5.9 million and the interest rate was 3.43%.

The Revolving Credit Facility permits us to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions, and matures on May 31, 2005. No draws were outstanding as of June 30, 2004.

On July 18, 2002 we entered into the Development Loan which provided financing totaling $6.7 million to fund the development of Conrad Deepwater. The Development Loan included a revolver that converted to a term loan. Payments under the revolver included interest only payments until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest, with a final balloon payment of $3.9 million due on May 31, 2007. At June 30, 2004, the Development Loan balance outstanding was $5.8 million and the interest rate was 3.36%.

In July 2003, we completed the financing for our expansion into the aluminum marine fabrication, repair and construction business. The expansion is part of a $5.5 million investment in our original facility in Amelia, Louisiana (“Amelia Topside”), through our subsidiary Conrad Aluminum, L.L.C. The financing includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, we contributed to the Industrial Development Board the land and buildings at the Conrad Aluminum yard and are leasing them back along with the items purchased with the bond proceeds, with a right to repurchase the facility or extend the lease. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in our property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Our parent company and all of our subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.39% until September 14, 2004, and thereafter, at our option, at either the JPMorgan Chase prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) the prime rate minus one percent. As of June 30, 2004, remaining industrial revenue bond proceeds of approximately $105,000 restricted for use on the aluminum facility expansion are included under the caption “Other Assets” on our consolidated balance sheet for the period ended June 30, 2004.

The $1.5 million EDAP grant requires us to create a total of 224 new jobs by December 31, 2006 and sustain that level through December 31, 2012. If we fail to meet the job creation objectives, the state may recover related portions of the grant. As of June 30, 2004, approximately $1.5 million of equipment had been purchased with grant proceeds. Accordingly, as of June 30, 2004, a $1.5 million liability was included under the caption “Other Non-Current Liabilities” on our consolidated balance sheet for the period ended June 30, 2004. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by us with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in our property, plant and equipment on our consolidated balance sheet as of June 30, 2004.

In the normal course of our business, we are required to provide letters of credit as security for our workers compensation insurance programs. Additionally, under certain contracts we may be required to provide letters of credit and bonds to secure our performance and payment obligations. At June 30, 2004, outstanding letters of credit and bonds amounted to $41.0 million. We believe that general industry conditions have led customers to require performance bonds more often than in the past. We believe that we have secured adequate bonding for potential future job prospects. Although we believe that we will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms we regard as acceptable, there can be no assurance we will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

Our backlog was $31.4 million at June 30, 2004 as compared to $43.6 million at December 31, 2003 and $34.8 million at June 30, 2003. Subsequent to the end of the quarter, we were awarded an $8.9 million contract by the United States Army Corps of Engineers for the design and construction of a 144-foot, 3300 HP, ABS-Classed welded steel towboat. After an extended design phase, production is scheduled to begin in the first half of 2005.

Management believes that our existing working capital, cash flows from operations and bank commitments will be adequate to meet our working capital needs for operations and capital expenditures through 2004. We believe that our ability to continue to do so thereafter will depend primarily on whether we are able to execute on our existing backlog profitably, and on whether we are able to secure additional profitable backlog. Our revolving line of credit expires in May 2005 and although we do not have any amounts drawn on the facility currently, we believe access to a revolving line of credit is an important part of our available cash resources and anticipate seeking to have the maturity extended before it expires. In addition, we have large principal payments becoming due on our long-term debt in 2007 and believe that we may need to refinance some or all of those amounts. Our ability to extend our revolving line of credit and refinance our long-term debt will depend in large part on our financial condition and the condition of the credit markets at the time.

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. In December 2003, the FASB issued modifications to FIN 46 (“FIN46R”), resulting in multiple effective dates based on the nature as well as the creation date of a variable interest entity. We do not have interests that would be considered variable interest entities under FIN 46.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the risk of changing interest rates. Interest on all of our long-term debt including current maturities, amounting to $15.5 million with an average interest rate of 3.39% at June 30, 2004, was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $155,000 per year if we were to maintain the same debt level and structure.

Item 4: Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2004 annual meeting of stockholders was held on June 10, 2004. All director nominees were elected. The voting tabulation was as follows: J. Parker Conrad: 5,942,169 votes for, 674,572 votes withheld, John P. Conrad, Jr.: 5,942,169 votes for, 674,572 votes withheld.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	—	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

3.2	—	Amended and Restated Bylaws (filed as Exhibit 3.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.1	—	Specimen Common Stock Certificate (filed as Exhibit 4 to our Registration Statement on Form 8-A filed May 14, 1998 and incorporated by reference herein).

4.2	—	Registration Rights Agreement by and among Conrad Industries, Inc., J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The James P. Court Trust, William H. Hidalgo, and Cecil A. Hernandez (filed as Exhibit 4.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.3	—	Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock Transfer & Trust Company (filed as Exhibits 1, 2, 3 and 4 to our Registration Statement on Form 8-A filed May 29, 2002 and incorporated by reference herein).

10.1	—	Separation Agreement between Conrad Industries, Inc. and Kenneth G. Myers, Jr. dated April 2, 2004 (filed as Exhibit 10 to our Current Report on Form 8-K filed April 2, 2004 and incorporated by reference herein).

10.2	—	Seventh Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries dated August 11, 2004.

10.3	—	Employment Agreement effective August 16, 2004, between Conrad Industries, Inc. and Cecil A. Hernandez.

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 2, 2004, we filed a report on Form 8-K to report the terms and conditions of the Separation Agreement by and between the Company and Kenneth G. Myers, Jr., our former President & Chief Executive Officer.

On May 5, 2004, we filed a report on Form 8-K to report our first quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

CONRAD INDUSTRIES, INC.

By:	/s/ LEWIS J. DERBES, JR.
Lewis J. Derbes, Jr.
Vice President and Chief Financial Officer