Form 10-Q
period 2004-09-30
CONRAD INDUSTRIES INC
filed 2004-11-12
CIK 1059167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

As of November 10, 2004, 7,235,954 shares of the registrant’s Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,765	$4,412
Accounts receivable, net	4,363	3,683
Costs and estimated earnings, net in excess of billings on uncompleted contracts	3,907	2,951
Inventories	298	820
Other receivables	830	1,551
Other current assets	1,148	1,222

Total current assets	12,311	14,639

PROPERTY, PLANT AND EQUIPMENT, net	33,289	34,156

GOODWILL	4,101	4,101

OTHER ASSETS	182	1,020

TOTAL ASSETS	$49,883	$53,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,535	$3,506
Accrued employee costs	660	574
Accrued expenses	1,392	824
Current maturities of long-term debt	2,247	2,247
Billings in excess of costs and estimated earnings, net on uncompleted contracts	1,051	2,464

Total current liabilities	9,885	9,615

LONG-TERM DEBT, less current maturities	12,703	14,259

DEFERRED INCOME TAXES	2,288	3,203

OTHER NON-CURRENT LIABILITIES	1,500	1,447

Total liabilities	26,376	28,524

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value 20,000,000 shares authorized, 7,276,437 in 2004 and 2003	73	73
Additional paid-in capital	29,000	29,000
Treasury stock at cost, 40,483 shares in 2004 and 2003	(211)	(211)
Accumulated deficit	(5,355)	(3,470)

Total shareholders’ equity	23,507	25,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,883	$53,916

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE	$8,142	$6,722	$28,861	$26,534
COST OF REVENUE	8,913	6,729	28,267	25,793

GROSS PROFIT (LOSS)	(771)	(7)	594	741
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	907	1,157	3,188	3,344

LOSS FROM OPERATIONS	(1,678)	(1,164)	(2,594)	(2,603)
INTEREST EXPENSE	(149)	(132)	(411)	(305)
OTHER INCOME, NET	1	22	79	34

LOSS BEFORE INCOME TAXES	(1,826)	(1,274)	(2,926)	(2,874)
BENEFIT FOR INCOME TAXES	(649)	(447)	(1,041)	(1,000)

NET LOSS	$(1,177)	$(827)	$(1,885)	$(1,874)

Basic and diluted loss per share	$(0.16)	$(0.11)	$(0.26)	$(0.26)

Basic and diluted weighted average common shares outstanding	7,236	7,233	7,236	7,233

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,885)	$(1,874)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,859	1,613
Deferred income tax benefit	(994)	(84)
Gain on sale of assets	(69)	(23)
Changes in assets and liabilities:
Accounts receivable	(680)	2,521
Net change in billings related to cost and estimated earnings on uncompleted contracts	(2,369)	1,111
Inventory and other assets	1,081	(1,844)
Accounts payable, accrued expenses and other liabilities	1,683	492

Net cash (used in) provided by operating activities	(1,374)	1,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(1,060)	(5,181)
Draw of project funds, net	832	(2,658)
Proceeds from sale of assets	148	25

Net cash used in investing activities	(80)	(7,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of debt	(1,556)	(1,333)
Proceeds from issuance of debt	—	5,200
Proceeds from grant from State of Louisiana	363	—
Financing costs	—	(76)

Net cash (used in) provided by financing activities	(1,193)	3,791

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,647)	(2,111)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,412	6,427

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,765	$4,316

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$399	$295

Taxes paid	$—	$—

NON-CASH ACTIVITIES:
Grant from State of Louisiana	$—	$1,129

See notes to unaudited consolidated financial statements.

CONRAD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.	TRADE RECEIVABLES

Receivables consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
U.S. Government:
Amounts billed	$1,513	$1,723
Unbilled costs and estimated earnings on uncompleted contracts	2,023	852

	3,536	2,575
Commercial:
Amounts billed	2,850	1,960
Unbilled costs and estimated earnings on uncompleted contracts	1,884	2,099

Total	$8,270	$6,634

Included above in amounts billed is an allowance for doubtful accounts of $17,000 and $16,000 at September 30, 2004 and December 31, 2003, respectively. During 2004, we wrote-off $28,000 related to receivables deemed uncollectible with certain commercial repair customers. During 2003, there were no significant transactions recorded in the allowance for doubtful accounts.

Unbilled costs and estimated earnings on uncompleted contracts were not billable to customers at the balance sheet dates under terms of the respective contracts. Of the unbilled costs and estimated earnings at September 30, 2004, substantially all is expected to be collected within the next twelve months.

Information with respect to uncompleted contracts as of September 30, 2004 and December 31, 2003 is as follows (in thousands):

	2004	2003
Costs incurred on uncompleted contracts	$42,739	$20,946
Estimated earnings, net	690	1,416

	43,429	22,362
Less billings to date	(40,573)	(21,875)

	$2,856	$487

The above amounts are included in the accompanying balance sheets under the following captions (in thousands):

	2004	2003
Costs and estimated earnings, net in excess of billings on uncompleted contracts	$3,907	$2,951
Billings in excess of cost and estimated earnings, net on uncompleted contracts	(1,051)	(2,464)

Total	$2,856	$487

We recorded charges of approximately $1,012,000 in the third quarter of 2004, $260,000 in the second quarter of 2004 and $97,000 in fiscal year 2003 to reflect revised estimates related to anticipated losses on certain uncompleted vessels in progress. As of September 30, 2004 and December 31, 2003, approximately $1,066,000 and $50,000, respectively, of this provision is included in costs and estimated earnings, net in excess of billings on uncompleted contracts.

3.	INVENTORIES

Inventories consist of excess job related materials and supplies. They are stated at the lower of cost (first-in, first-out basis) or market. Inventories at December 31, 2003, also included $624,000 of costs related to vessels in progress not under customer contract. As of September 30, 2004, no such amounts were outstanding.

4.	OTHER RECEIVABLES

Other receivables consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Grants receivable from State of Louisiana	$93	$403
Income tax receivable	405	1,006
Other	332	142

Total	$830	$1,551

Substantially all of these amounts at September 30, 2004, are expected to be collected within the next twelve months.

5.	GOODWILL

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

The carrying amount of goodwill of $4.1 million as of September 30, 2004 and December 31, 2003 relates entirely to the Orange Shipbuilding reporting unit, which is part of our vessel construction segment.

6.	LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Term loan - Bank, variable interest rate (3.45% at September 30, 2004), due May 31, 2007	$5,583	$6,439
Development loan - Bank, variable interest rate (3.86% at September 30, 2004), due May 31, 2007	5,656	6,178
Industrial revenue bonds - St. Mary Parish, variable interest rate (3.92% at September 30, 2004), due August 1, 2018	3,711	3,889

	14,950	16,506
Less current maturities	(2,247)	(2,247)

	$12,703	$14,259

The Revolving Credit Facility permits us to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2005. As of September 30, 2004 we could borrow up to $2.7 million under the facility, pursuant to the financial covenant restrictions. As of September 30, 2004 and December 31, 2003, no amounts were outstanding on the Revolving Credit Facility.

We have a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rates are variable, and interest accrues at our option either at the JPMorgan Chase prime rate plus 0.5% or LIBOR plus 2.75%. The Loan Agreement is secured by substantially all of our assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios which could limit our use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits us from paying dividends without the consent of the lender and restricts our ability to incur additional indebtedness. At September 30, 2004, the Company was in compliance with these covenants. On November 11, 2004 the Loan Agreement was further amended to relax one of the financial covenants. The amendment is filed as an exhibit in this report. The Company is in discussions with the lender to extend the maturity of the Revolving Credit Facility to May 31, 2006.

The Term Loan has a maturity date of May 31, 2007 and is payable in 31 remaining monthly principal payments of $107,000 plus interest, with a final payment of $2.3 million. Interest accrues at 3.45% until November 1, 2004, and thereafter at our option at either the JPMorgan Chase prime rate plus 0.5% or LIBOR plus 2.75%. At September 30, 2004 and December 31, 2003, the Term Loan balance outstanding was $5.6 million and $6.4 million, respectively.

On July 18, 2002, we entered into the Development Loan which provided financing totaling $6.7 million to fund the development of Conrad Deepwater. The Development Loan included a revolver that converted to a term loan. Payments under the revolver were interest only until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest with a final payment of $3.9 million due on May 31, 2007. Interest accrues at 3.86% from July 1, 2004 until September 30, 2004, at 4.77% until December 31, 2004, and thereafter at our option either at the JPMorgan Chase prime rate plus 0.5% or LIBOR plus 2.75%. At September 30, 2004 and December 31, 2003, the Development Loan outstanding was $5.7 million and $6.2 million, respectively.

In July 2003, we completed the financing for our expansion into the aluminum marine fabrication, repair and construction business. The expansion is part of a $5.5 million investment in our original facility in Amelia, Louisiana (“Amelia Topside”), through our subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, Conrad subsidiary Conrad Aluminum, L.L.C. contributed to the Industrial Development Board the land and buildings at the Amelia Topside yard and is leasing them back along with the items to be purchased with the bond proceeds, with a right to repurchase or extend. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in our property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Conrad and its subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.92% until November 12, 2004 and thereafter, at our option, at either the JPMorgan Chase prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) the prime rate minus one percent. At September 30, 2004 and December 31, 2003, the industrial revenue bond balance outstanding was $3.7 million and $3.9 million, respectively.

As of September 30, 2004 and December 31, 2003, remaining industrial revenue bond proceeds of approximately $105,000 and $937,000, respectively, restricted for use on the aluminum facility expansion are included under the caption “Other Assets”.

The $1.5 million EDAP grant requires us to create a total of 224 new jobs by December 31, 2006 and sustain that level through December 31, 2012. If we fail to meet the job creation objectives, the state may recover related portions of the grant. As of September 30, 2004 and December 31, 2003, approximately $1.5 million and $1.4 million, respectively, of equipment had been purchased with grant proceeds. Accordingly, as of September 30, 2004 and December 31, 2003, a $1.5 million and $1.4 million liability, respectively, was included under the caption “Other Non-Current Liabilities”. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by us with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in our property, plant and equipment.

7.	SHAREHOLDERS’ EQUITY

Income (Loss) per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of weighted average shares outstanding for “basic” and “diluted” income (loss) per share was 7,235,954 for the three and nine months ended September 30, 2004 and 7,233,481 and 7,233,463 for the three and nine months ended September 30, 2003, respectively.

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

Had compensation cost for our stock plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, net (loss) income and net (loss) income per share amounts would have approximated the following pro forma amounts (in thousands, except per share data):

	Three Months Ended September		Nine Months Ended September
	2004	2003	2004	2003
Net loss, as reported	$(1,177)	$(827)	$(1,885)	$(1,874)
Add: Total stock-based employee compensation expense included in reported net loss net of related tax effects	—	1	—	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(18)	(56)	(67)

Pro forma, net loss	$(1,195)	$(844)	$(1,941)	$(1,937)

Loss per share:
Basic and diluted - as reported	$(0.16)	$(0.11)	$(0.26)	$(0.26)

Basic and diluted - pro forma	$(0.17)	$(0.12)	$(0.27)	$(0.27)

Weighted average fair value of grants	N/A	N/A	$1.05	$1.38

Black-Scholes option pricing model assumptions:
Risk-free interest rate	3.37%	3.26%	3.37%	3.26%
Expected life (years)	3.0	3.0	3.0	3.0
Volatility	70.3%	74.6%	70.3%	74.6%
Dividend yield	—	—	—	—

8.	SEGMENT AND RELATED INFORMATION

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

Selected information as to our operations by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Vessel construction	$5,527	$4,493	$18,781	$17,765
Repair and conversions	2,615	2,229	10,080	8,769

Total revenue	8,142	6,722	28,861	26,534

Cost of revenue:
Vessel construction	6,472	4,597	19,402	17,640
Repair and conversions	2,441	2,132	8,865	8,153

Total cost of revenue	8,913	6,729	28,267	25,793

Gross profit (loss):
Vessel construction	(945)	(104)	(621)	125
Repair and conversions	174	97	1,215	616

Total gross profit (loss)	(771)	(7)	594	741
Selling, general and administrative expenses	907	1,157	3,188	3,344

Loss from operations	(1,678)	(1,164)	(2,594)	(2,603)
Interest expense	(149)	(132)	(411)	(305)
Other income, net	1	22	79	34

Loss before income taxes	(1,826)	(1,274)	(2,926)	(2,874)
Benefit for income taxes	(649)	(447)	(1,041)	(1,000)

Net loss	$(1,177)	$(827)	$(1,885)	$(1,874)

Certain other financial information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Depreciation and amortization expense:
Vessel construction	$235	$224	$745	$667
Repair and conversions	299	235	840	657
Included in selling, general and administrative expenses	90	94	274	289

Total depreciation and amortization expense	$624	$553	$1,859	$1,613

Capital expenditures:
Vessel construction	$24	$746	$995	$1,011
Repair and conversions	—	1,597	51	3,862
Other	5	273	14	308

Total capital expenditures	$29	$2,616	$1,060	$5,181

Total assets by segment is as follows as of September 30, 2004 and December 31, 2003 (in thousands):

	2004	2003
Total assets:
Vessel construction	$22,828	$22,946
Repair and conversions	21,012	20,604
Other	6,043	10,366

Total assets	$49,883	$53,916

Certain assets, including cash and cash equivalents, and capital expenditures are allocated to corporate and are included in the “Other” caption.

Revenues included in our consolidated financial statements are derived exclusively from customers domiciled in the United States and Puerto Rico. All of our assets are located in the United States.

9.	COMMITMENTS AND CONTINGENCIES

Legal Matters – In February 2004, Swiftships Shipbuilders, LLC and two affiliates (collectively, “Swiftships”) brought suit against us, alleging that various of our actions in connection with our expansion into the aluminum marine fabrication and repair business breached in bad faith a confidentiality agreement we entered into when we were considering acquiring Swiftships. The suit also alleges that we conspired with one of our employees who is a former Swiftships employee to breach a confidentiality agreement the employee had with Swiftships as a result of his employment with them. The suit also alleges violations of the Louisiana Uniform Trade Secrets Act, unfair trade practices and fraud. The suit seeks unspecified damages and asks for injunctive relief to prevent further alleged breaches of the confidentiality agreements and misappropriation of trade secrets. The action is in its early stages, no formal discovery or depositions have taken place, nor has a trial date been set at this time. Conrad has answered Swiftships’ petition, denying any and all responsibility for the claims asserted. Moreover, Conrad has filed a reconventional demand against Swiftships to recover monies Conrad unnecessarily expended in evaluating Swiftships’ true financial condition, which Conrad submits was negligently misrepresented to Conrad by Swiftships. Swiftships has answered Conrad’s reconventional demand, denying any and all responsibility for such expenses.

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

Employment Agreements – We have employment agreements with certain of our executive officers which provide for employment of the officers through December 31, 2005, and provide for extensions at the end of the term, subject to the parties’ mutual agreement. As of September 30, 2004, the minimum annual total compensation under these agreements was $360,000.

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

In addition, our former Chief Financial Officer, Lewis Derbes, Jr. resigned as CFO effective September 3, 2004 to pursue other business opportunities. The Board has initiated a comprehensive search for a successor. Cecil Hernandez is serving as interim CFO.

Letters of Credit and Bonds – In the normal course of our business, we are required to provide letters of credit to secure the payment of workers’ compensation obligations. Additionally, under certain contracts we may be required to provide letters of credit and bonds to secure our performance and payment obligations. Outstanding letters of credit and bonds relating to these business activities amounted to $59.5 million and $46.3 million at September 30, 2004 and December 31, 2003, respectively.

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

Overview

We specialize in the construction, conversion and repair of a wide variety of steel and aluminum marine vessels for commercial and government customers. These vessels include tugboats, ferries, liftboats, barges, aluminum crew/supply vessels and other offshore support vessels. We operate four shipyards: one in Morgan City, Louisiana, two in Amelia, Louisiana and one in Orange, Texas. During the first nine months of 2004, our new construction segment accounted for 65.1% of our total revenue and our repair and conversion segment accounted for 34.9% of our total revenue.

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

Although there has been a decline in new construction opportunities in the Gulf of Mexico oil and gas industry, we have been successful in securing backlog in our vessel construction segment primarily from government customers. Government contracts accounted for approximately 24.9% of our backlog at December 31, 2000 and 92.6% at September 30, 2004. Our backlog was $43.8 million at September 30, 2004 as compared to $43.6 million at December 31, 2003 and $36.3 million at September 30, 2003. During the third quarter, we were awarded an $8.9 million contract by the United States Army Corps of Engineers for the design and construction of a 144-foot, 3300 HP, ABS-Classed welded steel towboat. After an extended design phase, production is scheduled to begin in the first half of 2005. We were also awarded a $2.8 million contract to build a 90’x25’x11’6” Multi-Purpose High Speed Patrol and Firefighting vessel for the Plaquemines Port, Harbor & Terminal District in Plaquemines Parish, Louisiana. We began production of this triple screw vessel during the fourth quarter of 2004 at the Conrad Aluminum facility in Amelia, Louisiana. Additionally, we were awarded a $5.6 million contract to build a 95’x30’x12’9” Fish Stocking and Assessment Vessel for the U.S. Fish and Wildlife Service of the Department of the Interior. This self-propelled vessel is intended to serve in the Great Lakes. Production is scheduled to begin during the fourth quarter of 2004.

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

In addition, our former Chief Financial Officer, Lewis Derbes, Jr. resigned as CFO effective September 3, 2004 to pursue other business opportunities. The Board has initiated a comprehensive search for a successor. Cecil Hernandez is serving as interim CFO.

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

Results of Operations

The following table sets forth certain of our historical data and percentage of revenues for the periods presented (in thousands):

Conrad Industries, Inc. Summary Results of Operations

(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Financial Data:
Revenue
Vessel construction	$5,527	67.9%	$4,493	66.8%	$18,781	65.1%	$17,765	67.0%
Repair and conversions	2,615	32.1%	2,229	33.2%	10,080	34.9%	8,769	33.0%

Total revenue	8,142	100.0%	6,722	100.0%	28,861	100.0%	26,534	100.0%

Cost of revenue
Vessel construction	6,472	117.1%	4,597	102.3%	19,402	103.3%	17,640	99.3%
Repair and conversions	2,441	93.3%	2,132	95.6%	8,865	87.9%	8,153	93.0%

Total cost of revenue	8,913	109.5%	6,729	100.1%	28,267	97.9%	25,793	97.2%

Gross (loss) profit
Vessel construction	(945)	-17.1%	(104)	-2.3%	(621)	-3.3%	125	0.7%
Repair and conversions	174	6.7%	97	4.4%	1,215	12.1%	616	7.0%

Total gross (loss) profit	(771)	-9.5%	(7)	-0.1%	594	2.1%	741	2.8%
S G & A expenses	907	11.1%	1,157	17.2%	3,188	11.0%	3,344	12.6%

Loss from operations	(1,678)	-20.6%	(1,164)	-17.3%	(2,594)	-9.0%	(2,603)	-9.8%
Interest expense	149	1.8%	132	2.0%	411	1.4%	305	1.1%
Other income, net	(1)	0.0%	(22)	-0.3%	(79)	-0.3%	(34)	-0.1%

Loss before income taxes	(1,826)	-22.4%	(1,274)	-19.0%	(2,926)	-10.1%	(2,874)	-10.8%
Income tax benefit	(649)	-8.0%	(447)	-6.6%	(1,041)	-3.6%	(1,000)	-3.8%

Net loss	$(1,177)	-14.5%	$(827)	-12.3%	$(1,885)	-6.5%	$(1,874)	-7.1%

EBITDA (1)	$(1,053)	-12.9%	$(589)	-8.8%	$(656)	-2.3%	$(956)	-3.6%

Net cash (used in) provided by operating activities	$(3,734)		$1,164		$(1,374)		$1,912

Net cash used in investing activities	$(29)		$(5,249)		$(80)		$(7,814)

Net cash (used in) provided by financing activities	$(562)		$3,407		$(1,193)		$3,791

Operating Data: Labor hours	122		82		387		337

(1)	Represents earnings before deduction of interest, taxes, depreciation and amortization. EBITDA is not a measure of cash flow, operating results or liquidity as determined by generally accepted accounting principles. We have included information concerning EBITDA as supplemental disclosure because management believes that EBITDA provides meaningful information regarding a company’s historical ability to incur and service debt. EBITDA as defined and measured by us may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income or cash flow provided by operations as determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

The following table sets forth a reconciliation of net cash (used in) provided by operating activities to EBITDA for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net cash (used in) provided by operating activities	$(3,734)	$1,164	$(1,374)	$1,912
Interest expense	149	132	411	305
Benefit for income taxes	(649)	(447)	(1,041)	(1,000)
Deferred income tax benefit	555	17	994	84
Gain on sale of assets	—	23	69	23
Changes in operating assets and liabilities	2,626	(1,478)	285	(2,280)

EBITDA	$(1,053)	$(589)	$(656)	$(956)

Revenue for the third quarter of 2004 increased $1.4 million, or 21.1%, to $8.1 million compared to $6.7 million for the third quarter of 2003 while revenue for the first nine months of 2004 reflected an increase of $2.3 million, or 8.8%, compared to the same period in the prior year. Vessel construction revenue increased $1.0 million, or 23.0%, and $1.0 million, or 5.7% for the third quarter and first nine months of 2004 compared to the same periods in 2003. Repair and conversion revenue increased $386,000 for the third quarter of 2004, or 17.3%, compared to the same period of the prior year, while repair and conversion revenue increased $1.3 million, or 15.0%, for the first nine months of 2004 compared to the same period in 2003. The increase in revenue in the current quarter is primarily a result of the overall increase in production hours due to (1) the entry into the aluminum business, (2) repair and conversion activity, and (3) the execution of our new construction backlog. The increase in revenue in the nine month period is primarily a result of an increase in production hours due to (1) the entry into the aluminum business, (2) repair and conversion activity and (3) the sale of barges in inventory at the end of 2003. Vessel construction hours for the third quarter and first nine months of 2004 increased 68.2% and 17.2%, respectively, as compared to the same periods in 2003. Repair and conversion hours for the third quarter and first nine months of 2004 increased 25.7% and 11.9%, respectively, as compared to the same periods in 2003.

Gross profit for the third quarter and first nine months of 2004 decreased $764,000, and $147,000, or 19.8%, respectively, compared to the same periods of the prior year. Vessel construction gross profit decreased $841,000, or 808.7%, and $746,000, or 596.8% for the third quarter and first nine months of 2004 compared to the same period in 2003. Repair and conversion gross profit increased $77,000, or 79.4%, and $599,000, or 97.2%, for the third quarter and first nine months of 2004 compared to the same periods of the prior year.

Vessel construction gross profit was depressed primarily as a result of (1) continuing delays in transitioning from design to production on a major project for four vessels in our backlog and the corresponding lack of overhead absorption, resulting in additional charges of $544,000 recorded in the third quarter of 2004, (2) an additional charge of $468,000 recorded in the third quarter of 2004 related to anticipated losses on a commercial contract for the first aluminum vessel at the new aluminum facility which is expected to deliver in the fourth quarter of 2004, and (3) the continued upward pressures on the price of steel.

During the second and third quarters of 2004, we recorded charges totaling $641,000 on the first two vessels of four vessel project. The delay in design approval on the project, which we believe was caused primarily by the customer, caused our overhead rates to rise because we could not take on additional work while we waited for the notice to proceed from the customer. In addition, delays caused us to incur additional costs to purchase steel and other material for this project as a result of the surging prices of steel and other price increases. We are engaged in discussions with this customer for recovery of these additional costs. We are optimistic that we will not experience further delays on the project; however, more unanticipated delays could cause us to realize additional losses on the project if we are unable to secure other work to absorb our overhead during the delay.

In addition, we only had one new construction project at our aluminum facility in production during the third quarter and the first nine months ended September 30, 2004, which is absorbing all of the construction overhead at that facility. That along with increases in the estimated costs of completion caused us to realize an additional charge in the third quarter of 2004 of approximately $468,000 related to anticipated losses on that commercial contract. As we previously disclosed, we recorded charges of $163,000 during the second quarter of 2004 related to this contract. We added a new aluminum project to our backlog during the third quarter but actual construction did not commence until the fourth quarter of 2004. If we are not successful in obtaining new construction work for the aluminum facility in the near future, the new project may be required to absorb additional overhead thereby leading to a loss on the new project. Management is focused on pursuing all types of vessel construction projects to add to our backlog in order to alleviate some of the upward pressure on our overhead rates.

Repair and conversion gross profit for the current year periods improved primarily as a result of the overhead absorption benefits associated with a single, large, low margin fixed price repair job, as well as the disruptive impact in early 2003 associated with the transition and relocation of the our core repair and conversion operations to Conrad Deepwater. In addition, the gross margins were depressed in the prior year period as a result of increases in the estimated costs at completion on a single significant fixed price repair and conversion contract that was scheduled for delivery during this transition period.

Selling, general and administrative expenses (“SG&A”) decreased $250,000, or 21.6%, for the third quarter of 2004 and $156,000, or 4.7%, for the first nine months of 2004, respectively, compared to the same periods in 2003. The decrease in SG&A for the current year periods was primarily associated with the implementation of the cost reduction program which was partly offset by our accrual during the second quarter of 2004 of all of the benefits under the separation agreement entered into with our former President and Chief Executive Officer during April of 2004.

Interest expense increased $17,000, or 12.9%, for the third quarter of 2004, and $106,000, or 34.8%, for the first nine months of 2004 compared to the same periods in the prior year. The increase is primarily the result of an increase in the average outstanding loan balance associated with our expansion into aluminum marine fabrication and repair and the development of Conrad Deepwater and the capitalization of interest related to the development of Conrad Deepwater in the prior year period. The increase is also a result of an increase in the variable interest rates on the Term and Development Loans, described in “Liquidity and Capital Resources”, which we expect to continue to cause interest expense in 2004 to be higher than 2003.

The Company had an income tax benefit of $649,000 for the third quarter of 2004 compared to an income tax benefit of $447,000 in the same period of 2003. The Company had income tax benefits of $1.0 for the nine months ended September 30, 2004 and 2003. The income tax benefits are primarily attributable to the losses from operations as discussed above.

Liquidity and Capital Resources

Net cash used by operating activities was $1.4 million for the first nine months of 2004 compared to net cash provided by operating activities of $1.9 for the prior year period. The decrease is due to net increases in billings related to costs and estimated earnings on uncompleted contracts and in accounts receivable, offset by a decrease in inventory and other assets and an increase in accounts payable. Our working capital position was $2.4 million at September 30, 2004 compared to $5.0 million at December 31, 2003. The decrease in working capital was primarily a result of the loss from operations.

Our capital requirements historically have been primarily for expansion and improvements to our facilities and equipment. Our net cash used in investing activities of $80,000 for the nine months ended September 30, 2004 reflected capital expenditures of approximately $876,000 for the development of Conrad Aluminum and approximately $184,000 for improvements to facilities and equipment, partially offset by a draw of project funds for the development of Conrad Aluminum of $832,000 and proceeds from the sale of assets of $148,000. For 2004, the Board of Directors has approved approximately $638,000 in capital expenditures for the repair and upgrade of existing facilities in addition to the completion of the aluminum facility expansion. Accordingly, we expect capital expenditures for the remainder of 2004 to be no more than approximately $454,000.

Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2004 which included the repayment of $1.6 million of debt, partially offset by proceeds from the grant from the State of Louisiana of $363,000.

The Revolving Credit Facility permits us to borrow up to $10.0 million for working capital and other general corporate purposes, including the funding of acquisitions and matures on May 31, 2005. As of September 30, 2004 we could borrow up to $2.7 million under the facility, pursuant to the financial covenant restrictions. As of September 30, 2004 and December 31, 2003, no amounts were outstanding on the Revolving Credit Facility.

We have a Loan Agreement with a commercial bank, which specifies the terms of the Term Loan, the Development Loan and the Revolving Credit Facility. The interest rates are variable, and interest accrues at our option either at the JPMorgan Chase prime rate plus 0.5% or LIBOR plus 2.75%. The Loan Agreement is secured by substantially all of our assets, contains customary restrictive covenants and requires the maintenance of certain financial ratios which could limit our use of available capacity under the Revolving Credit Facility. In addition, the Loan Agreement prohibits us from paying dividends without the consent of the lender and restricts our ability to incur additional indebtedness. At September 30, 2004, the Company was in compliance with these covenants. On November 11, 2004 the Loan Agreement was further amended to relax one of the financial covenants. The amendment is filed as an exhibit in this report. The Company is in discussions with the lender to extend the maturity of the Revolving Credit Facility to May 31, 2006.

The Term Loan has a maturity date of May 31, 2007 and is payable in 31 remaining monthly principal payments of $107,000 plus interest, with a final payment of $2.3 million. Interest accrues at 3.45% until November 1, 2004, and thereafter at our option at either the JPMorgan Chase prime rate plus 0.5% or LIBOR plus 2.75%. At September 30, 2004 and December 31, 2003, the Term Loan balance outstanding was $5.6 million and $6.4 million, respectively.

On July 18, 2002, we entered into the Development Loan which provided financing totaling $6.7 million to fund the development of Conrad Deepwater. The Development Loan included a revolver that converted to a term loan. Payments under the revolver were interest only until March 31, 2003, at which time it converted to a term loan to be repaid in 49 monthly principal payments of $58,000 plus interest with a final payment of $3.9 million due on May 31, 2007. Interest accrues at 3.86% from July 1, 2004 until September 30, 2004, at 4.77% until December 31, 2004, and thereafter at our option either at the JPMorgan Chase prime rate plus 0.5% or LIBOR plus 2.75%. At September 30, 2004 and December 31, 2003, the Development Loan outstanding was $5.7 million and $6.2 million, respectively.

In July 2003, we completed the financing for our expansion into the aluminum marine fabrication, repair and construction business. The expansion is part of a $5.5 million investment in our original facility in Amelia, Louisiana (“Amelia Topside”), through our subsidiary Conrad Aluminum, L.L.C. The financing of this expansion includes a $1.5 million grant by the State of Louisiana through the Economic Development Award Program (EDAP) and $4.0 million of industrial revenue bonds issued by the St. Mary Parish Industrial Development Board. In connection with the issuance of the bonds, Conrad subsidiary Conrad Aluminum, L.L.C. contributed to the Industrial Development Board the land and buildings at the Amelia Topside yard and is leasing them back along with the items to be purchased with the bond proceeds, with a right to repurchase or extend. The transaction is being accounted for as a financing and thus the original cost of the property less accumulated depreciation remains reflected in our property, plant and equipment. The lease payments will be used to pay principal and interest on the bonds. Conrad and its subsidiaries have guaranteed the bonds. The bonds have a 15 year term and monthly principal payments of $22,222 plus interest. Interest accrues at 3.92% until November 12, 2004 and thereafter, at our option, at either the JPMorgan Chase prime rate or the higher of (a) 30, 60 or 90-day LIBOR plus two percent or (b) the prime rate minus one percent. At September 30, 2004 and December 31, 2003, the industrial revenue bond balance outstanding was $3.7 million and $3.9 million, respectively.

As of September 30, 2004 and December 31, 2003, remaining industrial revenue bond proceeds of approximately $105,000 and $937,000, respectively, restricted for use on the aluminum facility expansion are included under the caption “Other Assets”.

The $1.5 million EDAP grant requires us to create a total of 224 new jobs by December 31, 2006 and sustain that level through December 31, 2012. If we fail to meet the job creation objectives, the state may recover related portions of the grant. As of September 30, 2004 and December 31, 2003, approximately $1.5 million and $1.4 million, respectively, of equipment had been purchased with grant proceeds. Accordingly, as of September 30, 2004 and December 31, 2003, a $1.5 million and $1.4 million liability, respectively, was included under the caption “Other Non-Current Liabilities”. This amount will be amortized into income in future periods over the estimated useful lives of the related equipment and as the specified performance objectives are achieved. The equipment purchased with the grant proceeds is owned by St. Mary Parish and is being leased by us with an option to purchase. The transaction is being accounted for as a financing and thus the assets are included in our property, plant and equipment.

In the normal course of our business, we are required to provide letters of credit as security for our workers compensation insurance programs. Additionally, under certain contracts we may be required to provide letters of credit and bonds to secure our performance and payment obligations. At September 30, 2004, outstanding letters of credit and bonds amounted to $59.5 million. We believe that general industry conditions have led customers to require performance bonds more often than in the past. Although we believe that we will be able to obtain contract bid and performance bonds, letters of credit, and similar obligations on terms we regard as acceptable, there can be no assurance we will be successful in doing so. In addition, the cost of obtaining such bonds, letters of credit and similar obligations has increased and may continue to increase.

Our backlog was $43.8 million at September 30, 2004 as compared to $43.6 million at December 31, 2003 and $36.3 million at September 30, 2003. During the third quarter, we were awarded an $8.9 million contract by the United States Army Corps of Engineers for the design and construction of a 144-foot, 3300 HP, ABS-Classed welded steel towboat. After an extended design phase, production is scheduled to begin in the first half of 2005. We were also awarded a $2.8 million contract to build a 90’x25’x11’6” Multi-Purpose High Speed Patrol and Firefighting vessel for the Plaquemines Port, Harbor & Terminal District in Plaquemines Parish, Louisiana. We began production of this triple screw vessel during the fourth quarter of 2004 at the Conrad Aluminum facility in Amelia, Louisiana. Additionally, we were awarded a $5.6 million contract to build a 95’ x 30’ x 12’9” Fish Stocking and Assessment Vessel for the U.S. Fish and Wildlife Service of the Department of the Interior. This self-propelled vessel is intended to serve in the Great Lakes. Production is scheduled to begin during the fourth quarter of 2004.

Management believes that our existing working capital, cash flows from operations and bank commitments will be adequate to meet our working capital needs for operations and capital expenditures through 2004. We believe that our ability to continue to do so thereafter will depend primarily on whether we are able to execute on our existing backlog profitably, and on whether we are able to secure additional profitable backlog. Our revolving line of credit expires in May 2005, and we believe access to a revolving line of credit is an important part of our available cash resources. We are currently in discussions with our lender to extend the maturity of the Revolving Credit Facility to May 31, 2006. In addition, we have large principal payments becoming due on our long-term debt in 2007 and believe that we may need to refinance some or all of those amounts. Our ability to extend our revolving line of credit and refinance our long-term debt will depend in large part on our financial condition and the condition of the credit markets at the time.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the risk of changing interest rates. Interest on all of our long-term debt including current maturities, amounting to $15.0 million with an average interest rate of 3.39% at September 30, 2004, was variable based on short-term market rates. Thus a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $150,000 per year if we were to maintain the same debt level and structure.

Item 4: Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Swiftships Shipbuilders, LLC, et. al. vs. Conrad Industries, Inc., 16th Judicial District Court for the Parish of St. Mary. In February 2004, Swiftships Shipbuilders, LLC and two affiliates (collectively, “Swiftships”) brought suit against us, alleging that various of our actions in connection with our expansion into the aluminum marine fabrication and repair business breached in bad faith a confidentiality agreement we entered into when we were considering acquiring Swiftships. The suit also alleges that we conspired with one of our employees who is a former Swiftships employee to breach a confidentiality agreement the employee had with Swiftships as a result of his employment with them. The suit also alleges violations of the Louisiana Uniform Trade Secrets Act, unfair trade practices and fraud. The suit seeks unspecified damages and asks for injunctive relief to prevent further alleged breaches of the confidentiality agreements and misappropriation of trade secrets. The action is in its early stages, no formal discovery or depositions have taken place, nor has a trial date been set at this time. Conrad has answered Swiftships’ petition, denying any and all responsibility for the claims asserted. Moreover, Conrad has filed a reconventional demand against Swiftships to recover monies Conrad unnecessarily expended in evaluating Swiftships’ true financial condition, which Conrad submits was negligently misrepresented to Conrad by Swiftships. Swiftships has answered Conrad’s reconventional demand, denying any and all responsibility for such expenses.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	—	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

3.2	—	Amended and Restated Bylaws (filed as Exhibit 3.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.1	—	Specimen Common Stock Certificate (filed as Exhibit 4 to our Registration Statement on Form 8-A filed May 14, 1998 and incorporated by reference herein).

4.2	—	Registration Rights Agreement by and among Conrad Industries, Inc., J. Parker Conrad, John P. Conrad, Jr., Katherine C. Court, The John P. Conrad, Jr. Trust, The Daniel T. Conrad Trust, The Glen Alan Conrad Trust, The Kenneth C. Conrad Trust, The Katherine C. Court Trust, The James P. Court Trust, William H. Hidalgo, and Cecil A. Hernandez (filed as Exhibit 4.2 to our Annual Report on Form 10-K for year ended December 31, 1998 and incorporated by reference herein).

4.3	—	Rights Agreement dated May 23, 2002 between Conrad Industries, Inc. and American Stock Transfer & Trust Company (filed as Exhibits 1, 2, 3 and 4 to our Registration Statement on Form 8-A filed May 29, 2002 and incorporated by reference herein).

10.1	—	Seventh Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries dated August 11, 2004 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein).

10.2	—	Employment Agreement effective August 16, 2004, between Conrad Industries, Inc. and Cecil A. Hernandez (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein).

10.3	—	Eighth Amendment to the Third Amended and Restated Loan Agreement by and among Whitney National Bank, Conrad Shipyard, L.L.C., Orange Shipbuilding Company, Inc. and Conrad Industries dated November 11, 2004.

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 4, 2004, we filed a report on Form 8-K to report our second quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

CONRAD INDUSTRIES, INC.

By:	/s/ CECIL A. HERNANDEZ.
Cecil A. Hernandez
Vice President and Chief Financial Officer